Form 10-Q
period 1997-09-27
EXCEL SWITCHING CORP
filed 1997-12-16
CIK 1036261

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission File Number  0-23263

                          EXCEL SWITCHING CORPORATION
            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                          04-2992806
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                            255 INDEPENDENCE DRIVE
                         HYANNIS, MASSACHUSETTS 02601
              (Address of principal executive offices) (Zip code)

                                (508) 862-3000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES: [  ]       NO: [X]

The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on November 4, 1997, the date its Registration Statement on Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

As of December 1, 1997, there were 32,589,600 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                          EXCEL SWITCHING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of December 28, 1996
               and September 27, 1997                                        3

          Consolidated Condensed Statements of Income for the three
               months and nine months ended September 30, 1996 and
               September 27, 1997                                            4

          Consolidated Condensed Statements of Cash Flows for the nine
               months ended September 30, 1996 and September 27, 1997        5

          Notes to Consolidated Condensed Financial Statements               6

     ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

     ITEM 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                              16

PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                            17

     ITEM 2.   Changes in Securities and Use of Proceeds                    17

     ITEM 3.   Defaults Upon Senior Securities                              18

     ITEM 4.   Submission of Matters To a Vote of Security Holders          18

     ITEM 5.   Other Information                                            18

     ITEM 6.   Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          EXCEL SWITCHING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     DEC. 28,         SEPT. 27,
                                                                                       1996             1997
                                                                                   ---------        ---------
                    ASSETS
Current Assets:
     Cash and cash equivalents                                                       $ 4,069          $ 8,913
     Marketable securities                                                                --           14,451
     Accounts receivable, net of reserves of $979 and $1,350                          10,329           10,094
     Inventories                                                                       7,358            5,298
     Deferred tax asset                                                                3,761            4,422
     Prepaid expenses                                                                    292              601
                                                                                   ---------        ---------
          Total current assets                                                        25,809           43,779

Property and equipment, net                                                            8,963            9,674

                                                                                   ---------        ---------
                                                                                     $34,772          $53,453
                                                                                   =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term obligations                                     $   499          $ 1,380
     Accounts payable                                                                  1,896            3,539
     Accrued expenses                                                                  5,807           10,702
     Accrued income txes                                                               2,647            1,955
                                                                                   ---------        ---------
          Total current liabilities                                                   10,849           17,576
                                                                                   ---------        ---------
Deferred income taxes                                                                     --               93
                                                                                   ---------        ---------
Long-term obligations, less current maturities                                         3,837            3,045
                                                                                   ---------        ---------
Stockholders' Equity:
     Preferred stock, $.01 par value-
          Authorized - 10,000,000 shares
          No shares issued and outstanding                                                --               --
     Common stock, $.01 par value-
          Authorized - 100,000,000 shares
          Issued and outstanding - 28,089,600 shares                                     281              281
     Additional paid-in capital                                                          647            1,070
     Deferred compensation                                                              (192)            (533)
     Retained earnings                                                                19,350           31,921
                                                                                   ---------        ---------
          Total stockholders' equity                                                  20,086           32,739

                                                                                   ---------        ---------
                                                                                     $34,772          $53,453
                                                                                   =========        =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      ----------------------         ----------------------
                                                                       SEPT. 30,  SEPT. 27,           SEPT. 30,  SEPT. 27,
                                                                         1996       1997                1996       1997
                                                                      ----------  ----------          ----------  ---------
Revenues                                                                $ 16,439    $ 23,570            $ 44,329    $62,625
Cost of revenues                                                           6,406       6,821              17,556     18,854
                                                                      ----------  ----------          ----------  ---------
     Gross profit                                                         10,033      16,749              26,773     43,771
                                                                      ----------  ----------          ----------  ---------
Operating expenses:
     Engineering, research and development                                 2,772       3,418               7,766      9,435
     Selling and marketing                                                 1,677       2,870               4,493      7,752
     General and administrative                                            1,898       2,163               4,573      6,014
                                                                      ----------  ----------          ----------  ---------
          Total operating expenses                                         6,347       8,451              16,832     23,201
                                                                      ----------  ----------          ----------  ---------
          Income from operations                                           3,686       8,298               9,941     20,570

Other income (expense)                                                      (136)        288                (237)       382
                                                                      ----------  ----------          ----------  ---------
          Income before provision for income taxes                         3,550       8,586               9,704     20,952
Provision for income taxes                                                 1,424       3,435               3,891      8,381
                                                                      ----------  ----------          ----------  ---------
Net income                                                              $  2,126    $  5,151            $  5,813   $ 12,571
                                                                      ==========  ==========          ==========  =========
Net income per share                                                      $.06        $.15                $.17       $.37
                                                                          ====        ====                ====       ====
Weighted average common and common equivalent shares outstanding          33,827      34,028              33,779     34,025

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                     ----------------------
                                                                                     SEPT. 30,      SEPT. 27,
                                                                                       1996           1997
                                                                                     ---------      ---------
Cash Flows From Operating Activities:
     Net income                                                                       $  5,813       $ 12,571
     Adjustments to reconcile net income to net cash provided
       by operating activities -
          Depreciation and amortization                                                    724          1,620
          Deferred income taxes                                                           (180)          (568)
          Compensation expense on stock options                                             54             83
          Changes in assets and liabilities -
               Accounts receivable                                                      (1,601)           235
               Inventories                                                              (4,702)         2,059
               Prepaid taxes                                                              (634)            --
               Prepaid expenses                                                             36           (309)
               Accounts payable                                                         (1,287)         1,642
               Accrued expenses                                                          2,633          4,895
               Accrued income taxes                                                       (297)          (692)
                                                                                     ---------      ---------
                    Net cash provided by operating activities                              559         21,536
                                                                                     ---------      ---------

Cash Flows From Investing Activities:
     Purchases of property and equipment, net                                           (3,574)        (2,331)
     Purchases of marketable securities, net                                                --        (14,451)
                                                                                     ---------      ---------
                    Net cash used by investing activities                               (3,574)       (16,782)
                                                                                     ---------      ---------
Cash Flows from Financing Activities:
     Proceeds from issuance of long-term obligations                                       489            460
     Proceeds from line of credit, net                                                   4,800             --
     Payments on long-term obligations                                                    (300)          (370)
                                                                                     ---------      ---------
                    Net cash provided by financing activities                            4,989             90
                                                                                     ---------      ---------

Net increase in cash and cash equivalents                                                1,974          4,844
Cash and cash equivalents, beginning of period                                             770          4,069
                                                                                     ---------      ---------
Cash and cash equivalents, end of period                                              $  2,744       $  8,913
                                                                                     =========      =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                           $    322       $    284
     Cash paid for taxes                                                              $  5,075       $  9,586

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Excel Switching Corporation (the "Company") for the year ended December 28, 1996 as reported in the Company's Registration Statement on Form S-1 (SEC File No. 333-35791). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 28, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three and nine months ended September 27, 1997 may not be indicative of the results that may be expected for the year ended December 27, 1997, or for any other period.

Note 2 - Net Income Per Share

     Net income per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding during the period. Common equivalent shares consist of the effect of stock options based on the treasury stock method and have been included in the calculation to the extent that their effect is dilutive, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83), common equivalent shares issued during the twelve months prior to completion of the Company's initial public offering in November 1997 have been included in the net income per share computations using the treasury stock method as if they were outstanding for all periods.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 27, 1997.

Pro forma calculations of basic and diluted earnings per share, as required by SFAS No. 128, are as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                ------------------------------      ------------------------------
                                                  SEPT.  30,      Sept.  27,          Sept.  30,      SEPT.  27,
                                                     1996            1997                1996            1997
                                                --------------  --------------      --------------  --------------

Net income...........................            $ 2,126         $ 5,151               $ 5,813          $12,571
                                                 =======         =======               =======          =======
Weighted average common shares
 outstanding.........................             28,090          28,090                28,090           28,090
Common equivalent shares in
 accordance with SAB 83..............              1,090           1,090                 1,090            1,090
                                                 -------         -------               -------          -------
Basic weighted a verage shares
 outstanding.........................             29,180          29,180                29,180           29,180
Weighted average common
 equivalent shares...................              4,647           4,848                 4,599            4,845
                                                 -------         -------               -------          -------
Diluted weighted average shares
 outstanding........................              33,827          34,028                33,779           34,025
                                                 =======         =======               =======          =======

Basic earnings per share............             $   .07         $   .18               $   .20          $   .43
                                                 =======         =======               =======          =======
Diluted earnings per share..........             $   .06         $   .15               $   .17          $   .37
                                                 =======         =======               =======          =======


Note 3 - Initial Public Offering

     On November 10, 1997, the Company completed an initial public offering of 4,500,000 shares of common stock at a per share price of $21. Net proceeds from the offering were approximately $87.1 million.

Note 4 - Significant Customers

     Sales to one customer represented greater than 10% of total revenues during the following periods:

                                            PERCENTAGE OF
                                            TOTAL REVENUE
Three months ended September 27, 1997           24.6%

Three months ended September 30, 1996           33.9%

Nine months ended September 27, 1997            31.4%

Nine months ended September 30, 1996            36.2%

    During the three months ended September 27, 1997, an additional customer represented 10.8% of the Company's revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions contain statements which may be "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Factors that might cause such a difference include those relating to: fluctuations in quarterly results of operations; dependence on and concentration of relationships with application developers, original equipment manufacturers (OEMs) and systems integrators; length of sales cycle; management of growth and hiring of additional personnel; and concentration of customers. Other factors may include, but are not limited to, those relating to the evolving market for telecommunication services; concentrated product family; risk of new product introductions; rapid technological change; dependence on key personnel; highly competitive market; dependence on single and sole source suppliers; dependence on third-party manufacturers; compliance with evolving industry standards; dependence on proprietary rights; and other risks identified in the Company's Securities and Exchange Commission filings including those risks identified in the section entitled "Risk Factors" of the Company's Prospectus dated November 4, 1997.

OVERVIEW

     Excel Switching Corporation (the Company), is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches. The Company sells to a variety of customers in the worldwide telecommunications market, including application developers, original equipment manufacturers ("OEMs") and systems integrators.

    Excel offers a family of programmable switching platforms that are designed with distributed architecture and open software to maximize performance and provide multiple levels of programmability and redundancy. Excel's open switching platforms integrate with a wide variety of host computer systems, operating systems and application development environments. The Company's product family scales from 512 to 30,720 ports. Using Excel's patented Programmable Protocol Language ("PPL"), application developers can customize the switching software to their unique requirements, allowing them to introduce new services and applications rapidly. As customer requirements evolve, the Excel platform can be upgraded without requiring extensive and complex programming changes to the underlying software.

     The Company sells to a variety of customers in the worldwide telecommunications market, including application developers, OEMs and system integrators. Excel's customers integrate the Company's open, programmable switching platforms with their product offerings to address a variety of market applications for network providers, ranging from enhanced services such as voice messaging, one number services and prepaid debit cards, to wireless and wireline infrastructure services such as tandem switching, mobile switching centers and intelligent base station controllers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Condensed Statements of Income:

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      -------------------------------      ---------------------------------
                                        SEPT.  30,       Sept.  27,           Sept.  30,        SEPT.  27,
                                           1996             1997                 1996              1997
                                      ---------------  --------------      --------------    ---------------
Revenues..........................      100.0%            100.0%               100.0%            100.0%
Cost of revenues..................       39.0              28.9                 39.6              30.1
                                       ------            ------               ------            ------
   Gross profit...................       61.0              71.1                 60.4              69.9
Operating expenses:
   Engineering, research and
     development..................       16.9              14.5                 17.5              15.0
   Selling and marketing..........       10.2              12.2                 10.2              12.4
   General and administrative.....       11.5               9.2                 10.3               9.6
                                       ------            ------               ------            ------
     Total operating expenses.....       38.6              35.9                 38.0              37.0
                                       ------            ------               ------            ------
     Income from operations.......       22.4              35.2                 22.4              32.9
Other income (expense)............        (.8)              1.2                  (.5)               .6
                                       ------            ------               ------            ------
     Income before provision for
     income  taxes................       21.6              36.4                 21.9              33.5
Provision for income taxes........        8.7              14.5                  8.8              13.4
                                       ------            ------               ------            ------
Net income........................       12.9%             21.9%                13.1%             20.1%
                                       ======            ======               ======            ======

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 27, 1997

     Revenues. The Company's revenues consist of sales, primarily in the United States, of its open, programmable switching platforms and related components. Revenues increased 43.4% from $16.4 million in the three months ended September 30, 1996 to $23.6 million for the comparable period in 1997. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

    Revenues from the Company's five largest customers represented approximately 54.2% of the Company's revenues for the third quarters of 1996 and 1997. Boston Technology, Inc. represented approximately 33.9% and 24.6% of the Company's revenues for these same periods, respectively. In addition, another customer represented approximately 10.8% of the Company's revenues for the third quarter of 1997. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant proportion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase products at current levels, if at all.

     Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post sale support costs. Cost of revenues increased 6.5% from $6.4 million in the three months ended September 30, 1996 to $6.8 million for the comparable period in 1997. Gross margin increased from 61.0% in the third quarter of 1996 to 71.1% in the comparable period of 1997. The increase in gross margins is primarily attributable to lower component prices, changes in product mix and increased manufacturing efficiencies as the Company increased its production volume.

     Engineering, Research and Development. Engineering, research and development costs consist primarily of compensation and related costs of engineering and development personnel, materials and supplies consumed in prototype development and related facility and depreciation costs. Engineering, research and development costs increased 23.3% from $2.8 million in the third quarter of 1996 to $3.4 million for the comparable period in 1997. As a percentage of revenues, these costs were 16.9% and 14.5%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel, partially offset by decreases in the consumption of prototype supplies and materials.

     Selling and Marketing. Selling and marketing costs consist primarily of compensation and related costs for sales, marketing and customer support personnel, travel and advertising, trade show and other promotional activities. Selling and marketing costs increased 71.1% from $1.7 million in the third quarter of 1996 to $2.9 million for the comparable period of 1997. As a percentage of revenues, these costs were 10.2% and 12.2%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel as well as trade show and promotional activities during 1997.

     General and Administrative. General and administrative costs include compensation and related costs of management, finance and administrative personnel, professional services, costs to implement and maintain manufacturing and management information systems and other general corporate expenses.
General and administrative costs increased 14.0% from $1.9 million in third quarter of 1996 to $2.2 million for the comparable period in 1997. As a percentage of revenues, these costs were 11.5% and 9.2%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel.

     Other Income (Expense). Other income (expense) is primarily composed of interest income and interest expense. Other income (expense) increased approximately $424,000 from ($136,000) in the third quarter of 1996 to $288,000 for the comparable period in 1997. This increase was primarily attributable to an increase in interest income derived from larger balances of invested cash and securities. In addition, balances outstanding during 1996 under a line of credit arrangement with a bank resulted in greater interest expense.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% for the third quarters of 1996 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 27, 1997

     Revenues. Revenues increased 41.3% from $44.3 million in the first nine months of 1996 to $62.6 million for the comparable period in 1997. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

     Revenues from the Company's five largest customers represented approximately 55.1% and 56.9% of the Company's revenues for the first nine months of 1996 and 1997, respectively. Boston Technology, Inc. represented approximately 36.2% and 31.4% of the Company's revenues for these same periods, respectively.

     Gross Profit. Cost of revenues increased 7.4% from $17.6 million in the first nine months of 1996 to $18.9 million for the comparable period in 1997. Gross margin increased from 60.4% in the first nine months of 1996 to 69.9% in the comparable period of 1997. The increase in gross margin is primarily attributable to lower component prices, changes in product mix and increased manufacturing efficiencies as the Company increased its production volume. In addition, gross margins for the first nine months of 1996 were impacted by the introduction of the EXS switching system and related technology which resulted in valuation adjustments of certain existing inventory components.

     Engineering, Research and Development. Engineering, research and development costs increased 21.5% from $7.8 million in the first nine months of 1996 to $9.4 million for the comparable period in 1997. As a percentage of revenues, these costs were 17.5% and 15.0%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel, partially offset by decreases in the consumption of prototype supplies and materials.

     Selling and Marketing. Selling and marketing costs increased 72.5% from $4.5 million in the first nine months of 1996 to $7.8 million for the comparable period of 1997. As a percentage of revenues, these costs were 10.2% and 12.4%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel as well as trade show and promotional activities during 1997.

     General and Administrative. General and administrative costs increased 31.5% from $4.6 million in the first nine months of 1996 to $6.0 million for the comparable period in 1997. As a percentage of revenues, these costs were 10.3% and 9.6%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel and expenditures for professional services.

     Other Income (Expense). Other income (expense) increased approximately $619,000 from ($237,000 ) in the first nine months of 1996 to $382,000 for the comparable period in 1997. This increase was primarily attributable to an increase in interest income derived from larger balances of invested cash and securities. In addition, balances outstanding during 1996 under a line of credit arrangement with a bank resulted in greater interest expense.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% for the first nine months of 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1996, cash provided by operations totaled $559,000 compared to $21.5 million for the comparable period of 1997. The increase is primarily the result of a significant increase in profitability during 1997. In addition, fluctuation in levels of inventories, accounts payable and accrued expenses during 1997 also contributed to the increase in operating cash flows.

     During the nine months ended September 30, 1996, cash used by investing activities totaled $3.6 million compared to $16.8 million for the comparable period of 1997. This increase in 1997 is primarily the result of purchases of marketable securities.

     During the nine months ended September 30, 1996, cash provided by financing activities totaled $5.0 million compared to $90,000 for the comparable period in 1997. During the first nine months of 1996, the Company borrowed $4.8 million against an unsecured line of credit arrangement with a bank. There have been no amounts outstanding under this agreement during 1997.

     On June 30, 1997, the Company purchased property to be used for the construction of an additional building. The purchase price of $575,000 and the estimated construction costs of $3.6 million may be financed, in part, by a $2.1 million Real Estate Promissory Note with a bank, of which $460,000 has been advanced to the Company to date. Borrowings under this note shall bear interest at prime plus .25% and are secured by the property and certain other assets. Beginning in July 1997, the Company has made monthly payments of interest, and beginning in July 1998, monthly payments of principal and interest will be made over a period of fifteen years.

     At September 27, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $23.4 million, working capital of approximately $26.2 million and $10.0 million of funds available under a bank line of credit. In November 1997, the Company completed an initial public offering of common stock which resulted in net proceeds to the Company of approximately $87.1 million.

     The Company believes that the net proceeds of the recent public offering, together with available funds and cash generated from operations, will be sufficient to meet the Company's working capital requirements for at least the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements contained in this Quarterly Report on Form 10-Q that are not historical fact may constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Quarterly Report on Form 10-Q and other risks identified in the Company's Securities and Exchange Commission filings, including those risks identified in the Company's Registration Statement on Form S-1 (Registration No. 333-35791) filed in connection with its recent initial public offering.

     The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report and in the Company's Registration Statement on Form S-1 for its recent initial public offering. The following factors, among others, could cause actual results to differ materially from those set forth in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition:

     Fluctuations in Results of Operations. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation: (i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the commercial success of the Company's products; (iii) delays in the introduction of products or product enhancements by the Company and the Company's ability to introduce new products and technologies on a timely basis; (iv) the financial stability of the Company's major customers; (v) the timing of new product introductions or announcements by the Company or its competitors; (vi) the availability of adequate supplies of key components and assemblies and the adequacy of third-party manufacturing capabilities; (vii) the seasonality of the placement of customer orders; (viii) the timing and nature of selling and marketing expenses such as tradeshows and advertising campaigns; (ix) the timing of development expenditures and personnel changes; (x) the publications of opinions about the Company and its products, or its competitors or their products, by industry analysts; (xi) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors; and (xii) customer cancellation of orders and the gain or loss of significant customers, including those due to industry combinations. Moreover, any downturn in general economic conditions could precipitate significant reductions in corporate spending for telecommunications infrastructure, which could result in delays or cancellations of orders for the Company's products. Historically, the Company's expense levels have been relatively fixed and have been based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of revenues, and the Company's business, financial condition and results of operations would be materially adversely affected. The Company has historically operated with little backlog because its products are generally shipped within 60 days of acceptance of an order by the Company. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by the Company's customers to end users.

     The Company also believes that the purchase of its own products generally involves a significant commitment of a customer's capital resources. Therefore, any downturn in any customer's business could have a material adverse effect on the Company's revenues, business, financial condition and quarterly results of operations. In addition, the Company historically has recognized a large portion of its revenues from sales booked and shipped in the last month of a quarter such that the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a particular quarter. Because a number of the Company's individual orders are for significant amounts, the failure to ship a significant order in a particular quarter could materially adversely affect revenues and results of operations for such quarter. To the extent that significant sales occur earlier than expected, results of operations for subsequent quarters may be materially adversely affected. Due to these and other factors, the Company's quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to increase its revenues in future periods or be able to sustain its level of revenues or its rate of growth on a quarterly or annual basis.

     Due to all the foregoing factors, it is possible that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

     Dependence on Relationships with Application Developers, OEMs and Systems Integrators. The Company sells substantially all of its products to, and maintains strategic relationships with, application developers, original equipment manufacturers ("OEMs") and systems integrators which incorporate the Company's products into their service and product offerings. As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products. The development of an application or service for the telecommunications market can involve a substantial amount of time and expense. The delay or failure of a customer's application development program incorporating the Company's products could delay or prevent expected sales of the Company's products. The inability or cessation of customers to integrate the Company's products into their service and product offerings, product development delays by application developers and other customers, lack of market acceptance of the service and product offerings of the Company's customers or a customer's decision to market products manufactured by a competitor of the Company, or the manufacture of such products themselves, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Length of Sales Cycle. The time between the date of initial contact with a potential customer and large-scale commercialization of a new customer application or system based on the Company's products is often lengthy, typically ranging from 12 to 24 months or more, and is subject to delays over which the Company has little or no control, including customers' budgetary constraints, acceptance reviews, and the possibility of cancellation of projects by customers. The timing of the commercialization of a new customer application or service based on the Company's products is primarily dependent on the success and timing of a customer's own internal development program. A delay in, or cancellation of, the sale of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's results of operation to vary significantly from quarter to quarter.

     Concentration of Customers. Approximately 24.6% and 31.4% of the Company's revenues in the three and nine months ended September 27, 1997, respectively, were derived from sales to Boston Technology, Inc. In these same periods, the Company's five largest customers accounted for approximately 54.2% and 56.9%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or that the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Management Growth and Hiring of Additional Personnel.   The Company has
experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, engineering staff and facilities. The Company has recently hired additional engineering, marketing, accounting and finance personnel. The Company is also implementing additional financial and management procedures which the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (d)  Use of Proceeds

     On November 4, 1997, the Company commenced an initial public offering ("IPO") of 4,500,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company pursuant to the Company's final prospectus dated November 4, 1997 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-35791) on November 4, 1997. All of the 4,500,000 shares of Common Stock offered were offered and sold by the Company. As part of the IPO, Robert P. Madonna, the Company's President, Chief Executive Officer and principal stockholder (the "Selling Stockholder"), granted the several underwriters, for whom Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and NationsBanc Montgomery Securities, Inc. acted as representatives (the "Representatives"), an overallotment option to purchase up to an additional 675,000 shares of Common Stock (the "Underwriters' Option"). The sale of the 4,500,000 shares of Common Stock by the Company to the underwriters closed on November 10, 1997. On November 10, 1997, the Representatives, on behalf of the several underwriters, exercised the Underwriters' Option, and purchased 675,000 shares of Common Stock from the Selling Stockholder. The sale of shares of Common Stock by the Selling Stockholder to the underwriters pursuant to the exercise of the Underwriters' Option closed on November 13, 1997.

     The aggregate offering price of the IPO to the public was $94,500,000 (exclusive of the Underwriters' Option), with proceeds to the Company, after deduction of the underwriting discounts and commissions, of $87,885,000 (before deducting offering expenses payable by the Company). The aggregate offering price of the Underwriters' Option exercised was $14,175,000, with proceeds to the Selling Stockholder, after deduction of the underwriting discounts and commissions, of $13,182,750.

     To date, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the IPO have been estimated at approximately $7,415,000, including $6,615,000 in underwriting discounts and commissions and $800,000 in other expenses.

     None of the expenses paid by the Company in connection with the IPO or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

     The net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other expenses is estimated to be approximately $87,085,000.

     To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds in investment grade, interest-bearing securities.

     None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 16, 1997, by written consent in lieu of a special meeting
(the "Written Consent"), the Company's two voting stockholders unanimously approved and adopted: (i) the Restated Articles of Organization of the Company which among other things changed the name of the Company from Excel Inc. to Excel Switching Corporation and authorized the Company to issue up to 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock;
(ii) the Restated By-Laws of the Company; (iii) the 1997 Stock Option Plan; (iv) the 1997 Employee Stock Purchase Plan; and (v) the 1997 Non-Employee Director Stock Option Plan. In addition, the Company's stockholders elected not to be governed by Chapter 110F of the Massachusetts General Laws regarding business combinations.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               Exhibit 11 - Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Excel Switching Corporation
                                                (Registrant)



Dated:  December 16, 1997               /s/ Robert P. Madonna
                                        ---------------------
                                        Robert P. Madonna
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)


Dated:  December 16, 1997                /s/ Stephen S. Galliker
                                         -----------------------
                                         Stephen S. Galliker
                                         Vice President, Finance and
                                         Administration and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

 EXHIBIT INDEX
 -------------

 Exhibit No.                  Description                             Page
 -----------                  -----------                             ----

      11          Computation of Earnings Per Share                    21

      27          Financial Data Schedule (EDGAR)                      22