Form 10-K
period 1997-12-27
EXCEL SWITCHING CORP
filed 1998-03-26
CIK 1036261

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission File Number  0-23263

                          EXCEL SWITCHING CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                    04-2992806
          -------------                                    ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification Number)


                            255 Independence Drive
                            ----------------------
                         HYANNIS, MASSACHUSETTS 02601
                         ----------------------------
              (Address of principal executive offices) (Zip code)

                                (508) 862-3000
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES: [X]       NO: [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant as of March 6, 1998 was $629,092,888 based on the price of $19.25 on that date as reported on the Nasdaq National Market. As of March 6, 1998, 32,720,200 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.

                                     PART I

ITEM 1.   BUSINESS

          Information contained in this Report contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions, that can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "believe", "plan", "intend", "could", "estimates", "is being" or "goal" or other variations of these terms or comparable terminology. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements whenever they appear in this Report. Factors that could cause or contribute to such differences include those discussed in the risk factors set forth in Item 7 below (the "Risk Factors") as well as those discussed elsewhere herein.

  Excel Switching Corporation ("Excel" or the "Company") is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches. The Company's products are currently deployed in telecommunications networks in almost 60 countries throughout the world.

  Excel offers a family of programmable switching platforms that are designed with distributed architecture and open software to maximize performance and provide multiple levels of programmability and redundancy. Excel's open switching platforms integrate with a wide variety of host computer systems, operating systems and application development environments. The Company's product family scales from approximately 100 to 30,720 ports. Using Excel's patented Programmable Protocol Language ("PPL"), application developers can customize the switching software to their unique requirements, allowing them to introduce new services and applications rapidly. As customer requirements evolve, the Excel platform can be upgraded without requiring extensive and complex programming changes to the underlying software.

  The Company sells to a variety of customers in the worldwide telecommunications market. Excel's customers integrate the Company's open, programmable switching platforms with their product offerings to address a variety of market applications for network providers, ranging from enhanced services such as voice messaging, one number services and prepaid debit cards, to wireless and wireline infrastructure services such as tandem switching, mobile switching centers and intelligent base station controllers.

INDUSTRY BACKGROUND

  Global deregulation and technological advances have led to significant change in the worldwide telecommunications market. Increased telecommunications service demand coupled with the advent of new carriers are creating an intensely competitive environment for network providers. In the United States, competition exists among the Regional Bell Operating Companies ("RBOCs"), Interexchange Carriers ("IXCs"), Local Exchange Carriers ("LECs"), Competitive Local Exchange Carriers ("CLECs"), wireless carriers and cable television broadcasters. Internationally, established network providers ("PTTs") are facing competition from emerging alternative wireless and wireline carriers. Increasing competitive pressures in the United States and internationally are forcing network providers to lower infrastructure costs, increase network flexibility and offer new and enhanced services. These challenges require network providers to deploy new services rapidly and cost-effectively, while protecting their existing infrastructure investment.
  Functionality of the core telecommunications switching infrastructure has not developed as quickly as network providers demand. Traditional telecommunications switches are designed for specific uses, and as a result, are time-consuming and expensive to modify for new applications. These traditional, closed switches do not provide the scalability, flexibility or cost-effectiveness to address the requirements of enhanced services or wireless and wireline infrastructure. In addition, traditional switches are not compatible among vendors nor are they easily adaptable to different international network signaling requirements.


 Enhanced Services

  The evolving telecommunications environment is increasingly forcing network providers to differentiate their offerings. As network providers strive to capture or maintain market share and stimulate usage, they must offer as standard features many enhanced services that were once offered as premium applications. Enhanced services include such diverse telephony applications as voice messaging, one number services, paging, e-mail, fax messaging, unified messaging, voice recognition dialing, prepaid debit cards and conference bridging. Once deployed, enhanced services enable network providers to increase revenues through subscription fees and greater network utilization.

  Open, programmable switches address an emerging market for enhanced services as application developers, OEMs and systems integrators increasingly are able to develop applications that were once controlled by closed switch vendors. Systems designed by traditional switch vendors are not easily modified for enhanced services. Using open, programmable switching platforms, network providers are able to implement applications cost-effectively today that can scale as customer demand increases over time, while protecting their existing investment in legacy switches.

 Wireless Infrastructure

  Deregulation, increased consumer demand, increased competition for subscribers and price/performance improvements in service have led to rapid growth in the wireless infrastructure market. The wireless infrastructure market includes traditional cellular systems, emerging personal communication services ("PCS"), wireless local loop and mobile satellite systems. Wireless infrastructure equipment for these markets needs to address both high and low mobility wireless networks and accommodate analog and emerging digital standards such as CDMA, GSM and PCS-1900. Network providers are seeking solutions that will allow them to meet today's market demands cost-effectively while scaling to meet future requirements. Network providers also are seeking an alternative to the expensive and traditional infrastructure of the telephone network to address the local loop. As widespread replacement or installation of copper wireline remains prohibitively expensive, the market for wireless systems to provide basic telephone service has emerged.

  Open, programmable switches provide the speed, scalability and cost-effectiveness that wireless network providers are seeking. Programmable switches enable wireless network providers to prototype, test and deploy new wireless services in a rapid timeframe. Open, programmable switches can scale incrementally as the wireless subscriber base expands or demands more services, allowing wireless network providers to make cost-effective initial infrastructure investments. In addition, open, programmable switches enable wireless network providers to add enhanced services to their networks using the same infrastructure platform.

 Wireline Infrastructure

  Traditional switching technology has not kept pace with the new applications and service requirements generated by the rapid growth and competitive changes within the global telecommunications markets. New entrants, such as CLECs, long distance resellers and emerging international network providers, do not wish to invest in or incur the high operating costs of traditional, inflexible, single-purpose switching equipment. Many of these new network providers must initially compete with incumbent RBOCs, LECs, IXCs and PTTs for subscribers based upon lower prices and improved services. In addition, many existing network providers are expanding into new markets, such as the RBOCs entering the long distance market and the IXCs entering the local exchange market. To compete in these new markets, incumbent providers must add cost-effective switches to their current networking infrastructure.

  Using open, programmable switching platforms, network providers can build flexible, cost-effective wireline infrastructures which can be adapted to their specific service requirements. With open, programmable switching platforms, network providers can scale their networks as they add subscribers and implement new and enhanced services using the same infrastructure. Open, programmable switches have recently been implemented in tandem switching, one-plus dialing, international call-back services and international gateway.

 Initial Programmable Switching Products

  Several companies market switching products aimed at addressing the limitations of traditional, closed switches. However, the initial switching products designed to address this opportunity have not satisfied the requirements of network providers. Initial products positioned as open, programmable switches have been configurable, but have lacked the programmability, openness, flexibility and scalability needed to address a wide range of enhanced services and wireless and wireline infrastructure requirements. The Company believes that network providers are demanding telecommunications switches that are truly open and programmable, thereby enabling them rapidly and cost-effectively to meet their enhanced services and infrastructure requirements.

THE EXCEL SOLUTION

  Excel has developed open, programmable switching platforms that allow network providers to offer cost-effective, scalable and flexible enhanced services and wireless and wireline communications with a time-to-market advantage over conventional switching platforms. The Company's integrated hardware and software solutions are designed to offer the following benefits:

  Open Programmability.     The Company's product architecture is designed to be
  open at multiple software programming levels, including the protocol, call control, digital signal processing, resource provisioning and application levels. Using these programmability features, network providers can rapidly integrate applications with non-standard and international protocol variations and offer customized services to their end-users. Excel's switching platforms offer complete programmability, rather than configurability, from the host computer. They are designed to be truly open, allowing customers to control their own applications, and to have the capability to modify any function of the software within the platform at any level, time or geographic location.

  Rapid Time-to-Market.     The Company's products are designed to allow
  application developers to offer network providers new services more quickly than with conventional switching platforms. Excel's open programmability facilitates rapid deployment of these services in domestic and international markets by integrating rapidly with various signaling protocols and global network standards.

  Flexibility.     The Company's switching platforms can be programmed by a
  customer to be used for a wide-range of enhanced services and wireless and wireline infrastructure applications.

  Scalability.     The distributed and modular nature of Excel's switching
  platforms allows network providers to expand their networks easily as the subscriber base increases. Excel's switching platforms can scale from 512 to 2,048 ports within the individual chassis and total system capacity can be expanded to 30,720 ports through the use of Excel's patented fiber optic expansion network, EXNET. In addition, network providers can migrate across the Company's product family without undertaking expensive and time consuming modifications to the host platform.

  Distributed Architecture.     The Company's products are designed with
  distributed architecture utilizing its patented Selective Space Switching technology and a fiber optic expansion network. These designs increase reliability and allow linear growth in performance as resources are added.

  Cost-Effective.     Excel's products offer increased capacity, performance and functionality for a lower initial investment and reduced operational costs than traditional, closed switches.

  Redundancy and Reliability. The Company's carrier-class products are designed to meet the high redundancy and reliability requirements demanded by network providers. The redundant features of the Company's products ensure that critical applications remain operational.

PRODUCTS AND TECHNOLOGY

  Excel's products and technology are contained within the framework of Open Network Expansion Architecture ("ONE Architecture ") which was introduced in February 1998. ONE Architecture is Excel's concept that its switching solutions provide an open, scalable and cost-effective solution for the telecommunication needs of network providers. ONE Architecture encompasses the existing family of switching products and related software technologies described below.

 PRODUCTS

  The Company offers a family of open, programmable switching products for application developers, OEMs and systems integrators. The Company's product family consists of four switching products: the LNX, a 2,048 port switching platform; the CSN, a 1,024 port switching platform; the PCX, a 512 port switching platform; and the EXS, a 30,720 port switching system. All of the Company's products can be used in a wide range of enhanced services and wireless and wireline infrastructure applications.

  All of Excel's products share a common software architecture, allowing any specific application to run on any platform, and are designed with multiple levels of redundancy. The LNX and CSN switching platforms share a set of common card components which include network interface line cards such as T1, E1 and J1 interfaces, and service resource cards such as multi-function Digital Signal Processors, Primary Rate ISDN, SS7 and DASS2. Excel's network interface line cards provide direct connectivity to, and ease of integration with, a variety of international signaling protocols. The service resource cards provide customers with a range of common channel signaling and switching applications, offering network providers the ability to control their applications and the flexibility to expand to other services or signaling protocols as needed. Multiple cards can be installed on a single chassis to manage various signaling and call control capabilities or to provide fault tolerant configurations. In addition, the Company offers network interface line cards and service resource cards separately to allow customers to upgrade previously deployed switching platforms.

EXCEL PRODUCT FAMILY

   LNX

  The LNX is a 2,048 port, non-blocking, open, programmable switching platform which provides high performance and fault tolerance in a small chassis. With all modules supporting redundant configurations, the LNX is designed for central office environments requiring a high level of reliability and ease of maintainability. The LNX can operate as a stand-alone switch or as a node in Excel's patented EXS switching system, currently supporting scalability up to 30,720 non-blocking ports. The LNX consists of the 2,048 port matrix card residing in a 20-slot chassis, a host interface and a fully configurable combination of network interface line and service resource cards. All LNX cards can be replaced while the system is operating ("hot-swappable"), providing ease of maintenance and upgrading without interruption of service.

  The predecessor to the LNX, the XLDX, is a 1,536 port programmable platform first installed in a central office environment in 1988. XLDX systems are still supported by the Company for customers with an XLDX installed base.

  CSN

  The CSN is a 1,024 port, non-blocking, open, programmable switching platform that provides the same features and scalability as the LNX but in a more compact chassis. The CSN utilizes the same common elements of network line interfaces, service resources, common channel signaling packet engines and host interfaces as the LNX, with the same reliability features such as hot-swappability and full redundancy. The CSN is well suited for wireless applications where space constraints dictate the need for carrier-class switching within a compact chassis.

 PCX

  The PCX is a PC-based, 512 port, non-blocking, open, programmable switching platform that supports the same programmable features and shares the same hardware and software architecture as the LNX and CSN platforms. The PCX is designed for the customer premises equipment marketplace to provide a total solution in a small chassis, addressing the needs of midrange switching applications. With its PC-based platform, the PCX can support an internal host processor as well as internal voice processing resources. The PCX enables application developers to combine Excel's programmable switching features with industry-standard voice processing technology for a single, stand-alone solution.

 EXS

  The EXS is an open, non-blocking system comprised of LNX and CSN programmable switching platforms distributed across EXNET, the Company's fiber optic expansion network. The current EXNET network can support up to 30,720 ports, encompassing any combination of LNXs and CSNs. The patented EXS architecture is designed to allow further expansion beyond the current 30,720 ports. Parallel EXNET fiber networks can also be used to create fully redundant systems to ensure maximum availability and fault tolerance.

  Because each EXS node is a self-contained LNX or CSN switching platform, processing power can scale linearly as the system is expanded. Individual LNX or CSN nodes can be isolated and serviced without the entire system being brought out-of-service, providing ease of maintenance. Since each node can operate and process calls independently, total system reliability and availability is increased.

 TECHNOLOGY

 Selective Space Switching Technology

  A unique aspect of Excel's distributed architecture is its patented Selective Space Switching technology which allows the platform's internal bus to switch traffic between any input or output port, DSP, packet engine resource or EXNET Controller without losing critical port capacity. Unlike traditional switches, with Selective Space Switching technology, available port capacity is not compromised as additional modules are added. When resource modules are added, the platform's switching capacity increases, and its full non-blocking switch port capacity is retained.

 Open Software Technology

  Unlike traditional, proprietary switches, Excel's programmable platforms share a common, open, software architecture designed to be programmable by third parties. The open programmability of Excel's switching platforms is based on its Application Programming Interface ("API") and its patented Programmable Protocol Language ("PPL").

  The API is a message-based protocol designed for communication between the programmable switching platform and the application software located on a host computer. Excel's open API allows the application software to access call processing control, configuration, maintenance and alarm reporting functions within the switch at a level that is not currently available in competitive products. Excel's API is compatible across the Company's product family.

  Excel's PPL is a patented technology that provides an easy and convenient mechanism for developers and operators to implement modifications at multiple programming levels without having to write complex software code. Protocols are developed and modified using a graphical user interface development environment, requiring the user to have only limited software programming experience. With PPL, support personnel can easily effect detailed changes to the switching software on site without using expensive equipment or requiring additional technical personnel. These benefits provide increased software maintainability while reducing development costs and eliminating customized work for Excel and its customers. Using its PPL technology, Excel is continually working with its customers to provide additional domestic and international network interfaces.

CUSTOMERS

  During 1997 the Company sold its products to over 130 customers engaged in a variety of segments of the telecommunications industry. The Company's customers include application developers, OEMs and systems integrators. Approximately 40.6%, 36.7% and 26.0% of the Company's revenues in 1995, 1996 and 1997, respectively, were derived from sales to Comverse Network Systems (formerly Boston Technology, Inc.), approximately 10.2% of the Company's revenues in 1997 were derived from sales to QUALCOMM Incorporated and approximately 11.4% of the Company's revenues in 1995 were derived from sales to Ericsson Messaging Systems Inc.

  The primary end-users of the Company's products are public network providers, including RBOCs, IXCs, LECs, CLECs, wireless carriers and PTTs. The Company's products also are used by a number of large corporations to satisfy specific telecommunications requirements.

CUSTOMER SERVICE, SUPPORT AND TRAINING

  The Company believes that the responsiveness and expertise of its customer service personnel is essential to developing and maintaining long-term relationships with its customers which require uninterrupted operation of the Company's products.

  The Company provides pre- and post-sales engineering services and has a technical assistance center which provides support and service by telephone. The Company offers a variety of engineering services such as customer application design review, protocol development, product training, performance testing and field support. The Company has a fully-equipped training facility and provides a wide range of training courses to its customers, both on and off site. The Company also has a fully-equipped applications lab with call traffic load capabilities where customers can test and verify new applications or enhancements to existing applications. The Company's technical assistance center provides telephone support and service on a 24-hour, seven-day-a-week basis. To ensure that the Company is providing quality support services, the Company has instituted a formal customer satisfaction program which involves senior management review and regularly scheduled customer support surveys. In addition, Company personnel meet regularly with customers to discuss product quality and customer satisfaction.

  The Company provides a product warranty on its hardware products which generally covers a period of 14 months from shipment. This warranty coverage includes technical assistance, as well as product repair or product replacement, depending upon the circumstances of the warranty claim. Although the Company charges fees for certain support and services, to date, revenues from such fees have been immaterial.

SALES AND MARKETING

  The Company sells its products primarily to application developers, OEMs and systems integrators which incorporate the Company's products into their service and product offerings. The Company's principal marketing activities are to identify customers which could benefit from the Company's products, identify new markets for the Company's products and increase sales to existing customers.

  The sale of the Company's products is a multi-step and interdisciplinary process which can typically range from 12 to 24 months or more from initial customer contact to large-scale commercialization of a customer's application or service based on the Company's products. The initial evaluation stage, typically three to six months, is primarily the role of the Company's sales and marketing personnel, and members of the Company's senior management, and involves educating potential customers on the functionality and benefits derived from using the Company's products. The next stage, which can involve members of both the Company's customer support and research and development organizations, involves providing the customer with the required training and technical support to integrate the Company's products into a new application or service. This stage of the sales process is generally the longest and is dependent upon an application or service provider's own internal application or service development program.

  The Company sells to its customers through its own sales force, from its headquarters, as well as from sales offices in California, Georgia, Illinois, Massachusetts, New York, Ohio and Texas. The Company recently hired a sales representative in Japan to focus on the Far East market. The Company is currently negotiating with an individual in Belgium to act as a sales representative focusing on the European market. The Company currently has no other offices outside the United States, but is exploring the establishment of foreign sales offices within the next 12 months in Europe and Asia. To date, the Company has no firm commitments to establish such international sales offices and there can be no assurance that the Company will actually open any foreign offices. In addition, the Company maintains an inside sales group, located at its headquarters, which is responsible for platform configuration and price quotations, order administration and telephone sales activities. In order to create awareness, market demand and sales opportunities, the Company engages in a number of marketing activities which include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, public relations activities with trade and business press, publication of technical articles and the distribution of sales literature, technical specifications and documentation.

RESEARCH AND PRODUCT DEVELOPMENT

  Management believes that the Company's success will depend on its ability to develop and introduce in a timely fashion new products and enhancements to its existing products. The Company has in the past made, and intends to continue to make, significant investments in product and technological development. Extensive product development input is obtained through customers and the Company's monitoring of end-user needs and changes in the marketplace.

  The Company is focusing its development efforts on providing enhanced functionality to its products including increased port capacity and performance, the development of additional related software applications and tools and the improvement of third-party application integration. The software applications under development are being designed to enable customers to shorten their application development cycle thereby improving time-to-market and reducing initial investment in research and development.

  There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by the Company or its competitors may cause customers to defer or cancel the purchase of existing Company products. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Furthermore, products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. There can be no assurance that despite extensive testing by the Company, errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delays in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Risk Factors--Risk of New Product Introductions" and "Risk Factors--Rapid Technological Change."

  The Company's engineering, research and development expenditures totaled approximately $8.1 million, $11.1 million and $13.3 million in 1995, 1996 and 1997, respectively. The Company performs its research and product development activities at its principal offices in Hyannis, Massachusetts. The Company has achieved International Standard Organization (ISO) 9001 registration for quality assurance in design production, installation and service.

MANUFACTURING

  The Company's manufacturing operations consist primarily of materials planning and procurement, final assembly, testing and quality control. The Company uses several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. The Company's manufacturing process enables it to configure its products to meet a wide variety of individual customer requirements. The Company plans to strengthen manufacturing capability both in its existing facilities and through expansion of activities with independent manufacturers. Future growth of the Company will require extension of existing internal and external manufacturing resources, hiring of additional technical personnel, improved coordination of supplier relationships with the Company's inventory ordering and management practices, and expansion of information systems to accommodate planned growth across these areas. See Item 7. "Risk Factors--Management of Growth and Hiring of Additional Personnel."

  Although the Company generally uses standard parts and components for its products, many critical components are purchased from sole or single source vendors for which alternative sources may not be currently available. Some of these components are available from only one supplier, for which there is no substitute at this time. If supply of these components should cease, the Company would be required to redesign its products. Although the Company works closely with some well-established vendors, the Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. To date, the Company has generally been able to obtain adequate supplies in a timely matter from its primary vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify an alternate vendor, if required, or a reduction or interruption in supply, or a significant increase in the price of components would materially and adversely affect the Company's business, financial condition and results of operations and could impact customer relationships. See Item 7. "Risk Factors--Dependence on Single and Sole Source Suppliers."

COMPETITION

  The markets in which the Company competes are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. The Company currently competes principally on the basis of: (i) the breadth of its products' features and benefits; (ii) the flexibility, scalability, quality, ease of use, reliability and cost effectiveness of its products; and (iii) the Company's reputation and the depth of its expertise, customer service and support. While the Company believes that it currently competes favorably overall with respect to these factors, there can be no assurance that the Company will be able to continue to do so.

  The Company competes or may compete directly or indirectly with the following categories of companies: (i) other manufacturers of programmable switches such as Summa Four, Inc., Redcom Laboratories, Inc. and Harris Corporation; (ii) large, well-established switch and telecommunications equipment manufacturers such as Alcatel Alsthom Compagnie Generale d'Electricite SA, DSC Communications Corporation, Lucent Technologies Inc., Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson; and (iii) to a lesser degree, systems integrators and application developers whose switches are based on PC card-level products manufactured by companies such as Aculab Inc., Dialogic Corporation and Natural MicroSystems Corporation. In addition, several smaller companies have begun recently to manufacture programmable switching platforms. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, there can be no assurance that one or more of the Company's application developers will not begin to develop or market products in competition with the Company.

  Many of the Company's current and potential competitors have significantly greater financial, selling and marketing, technical, manufacturing and other resources than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company, however, does not believe any of its competitors are currently dominant in its industry segment. Some of the Company's competitors currently offer financing alternatives to their customers, a service that the Company does not provide at this time. The Company has no current intention to offer such financing alternatives to its customers in the foreseeable future. Moreover, these companies may introduce additional products that are competitive with those of the Company or enter into strategic relationships to offer complete solutions which the Company does not currently
offer.   There can be no assurance that the Company's products would compete effectively with such products.

     The Company believes that its open, programmable switching platform, with the Company's patented Selective Space Switching technology and Programmable Protocol Language, offers its customers a competitive advantage for flexible, scaleable and cost-effective switching capabilities. Although the Company believes these technological features represent advantages over its competitors, maintaining these advantages will require continued investment by the Company in research and development, selling and marketing and customer service and support. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future. See Item 7. "Risk Factors--Highly Competitive Market."

INTELLECTUAL PROPERTY

     The Company relies upon a combination of patent, copyright and trademark and trade secret laws as well as confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. The Company has also entered into confidentiality and invention assignment agreements with its employees and consultants and enters into non-disclosure agreements with its suppliers, distributors and customers so as to limit access to and disclosure of its proprietary information. There can be no assurance such measures will be adequate to deter and prevent misappropriation of the Company's technologies or independent third-party development of similar technologies. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

     As of December 27, 1997, a total of nine U.S. patents and one foreign patent have been issued to the Company. The Company has a total of 11 U.S. patent applications and 64 international and foreign national patent applications pending. The U.S. issued patents cover various aspects of: (i) the architecture and division of call processing responsibility in the Company's PCX product; (ii) the design and internal construction of a rack-mountable chassis used with the Company's PCX product; (iii) the architecture of certain communications resource and I/O cards which may be used in conjunction with any of the Company's family of programmable switching platforms relating to the Company's Selective Space Switching technology; (iv) the PPL software which may be used, in conjunction with any of the Company's family of programmable switching platforms, to create or modify applications or communications protocols; (v) a line card redundancy arrangement for use in conjunction with the Company's LNX and CSN products; and (vi) the architecture of the Company's fiber optic expansion network, EXNET. The U.S. patents will expire at various times between the years 2008 and 2014. The Company also has thirteen U.S. trademark applications pending.

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. Although the Company has from time to time received communications from third parties asserting that the Company's products infringe or may infringe proprietary rights of third parties, the Company believes that none of such claims, if determined adversely to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations. In its distribution agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the revenues the Company may have received from the customer. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected. The Company changed its name from Excel Inc. to Excel Switching Corporation in September 1997. Searches performed on the term Excel have revealed several registrations and numerous uses of that term, and terms substantially similar to it, alone and in combination with other terms and designs. Accordingly, there can be no assurance that third parties will not assert trademark infringement claims relating to the name Excel Switching Corporation in the future. See Item
7. "Risk Factors--Dependence on Proprietary Rights."

EMPLOYEES

     As of December 27, 1997, the Company employed 270 persons, including 98 in engineering, research and development, 69 in selling, marketing and customer service and support, 59 in manufacturing and 44 in finance, administration and
management information systems.   None of the Company's employees are
represented by collective bargaining arrangements, and the Company believes that
its relations with its employees are good.   The Company expects to hire
additional engineering, sales and marketing personnel over the next 12 to 18
months to accommodate planned domestic and international expansion.   The hiring
of additional personnel will place additional demands on management's ability to
assimilate, direct and supervise a growing work force.   There can be no
assurance that the Company will be successful in assimilating this growth in
personnel.   See Item 7. "Risk Factors--Management of Growth and Hiring of
Additional Personnel."

     The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, engineering, customer support and
product development personnel.   The loss of any of the key management or
technical personnel could have a material adverse effect on the Company.   The
Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, customer support
and product development personnel.   The Company has at times experienced and
continues to experience difficulty in recruiting qualified personnel. Competition for qualified personnel in the Company's industry is intense, and there can be no assurance that the Company will be successful in attracting and
retaining such personnel.   Failure to attract and retain key personnel could
have a material adverse effect on the Company's business, financial condition
and results of operations.   See Item 7. "Risk Factors--Dependence on Key
Personnel" and "Risk Factors--Management of Growth and Hiring of Additional Personnel."

ITEM 2.   PROPERTIES

     The Company's headquarters total approximately 98,250 square feet and are located in four buildings in Hyannis, Massachusetts. Two of the buildings, totaling approximately 55,500 square feet, are owned by the Company and house the engineering, sales, marketing and administrative functions of the Company. The third building, approximately 25,750 square feet, is leased by the Company and houses the manufacturing and manufacturing support functions of the Company. The lease expires in July 2000, but contains an option for an additional five-year term. An option to purchase this building may be exercised at any time after August 1998. The Company intends to exercise this option and, accordingly, has recorded this lease as a capital transaction. The fourth building, approximately 17,000 square feet, is leased by the Company until March 31, 1998 as temporary office space for research and development activities until construction of the new building described below is completed. Management Company is currently negotiating with the owner of the building to become a tenant at will through May 1998. There can be no assurance that such an agreement will be reached nor at terms acceptable to the Company.

     During 1997 the Company purchased additional property and initiated construction of a building, expected to be completed in 1998, which will add approximately 46,000 square feet of space for engineering activities. In January 1998, the Company entered into a Purchase and Sale Agreement to purchase approximately 108,000 square feet of additional land and also executed an agreement providing Excel with an option to purchase up to an additional 274,000 square feet of land. This option does not expire until January 2000 subject to an annual, non-refundable payment.

     The Company also leases sales offices in San Jose and Sand Diego, California; Atlanta, Georgia, Rolling Meadows, Illinois; Newton, Massachusetts; White Plains, New York; Cleveland, Ohio; and Grapevine, Texas. The Company intends to expand the capabilities and size of these offices and open additional offices, both domestically and internationally, as needs arise.

     Although the Company anticipates that it will not require additional manufacturing space for at least the next 12 months, the Company's business, financial condition and results of operations could be materially adversely affected if it does not expand manufacturing capacity as required.

     The Company believes that its current facilities and planned expansions are adequate to meet its needs through the next 12 months. However, due to the limited supply of suitable additional or alternative office and manufacturing space in the Hyannis, Massachusetts area, there can be no assurance that the Company will not be required in the future to invest heavily in the renovation of space in the Hyannis vicinity or in relocating the Company's headquarters. See Item 7. "Risk Factors--Management of Growth and Hiring of Additional Personnel" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information - The Company's Common Stock is quoted on the Nasdaq National
Market under the symbol "XLSW".   The following table sets forth the quarterly
high and low sales prices per share of Common Stock since the Company's initial public offering on November 4, 1997, as reported by the Nasdaq National Market.

Fiscal Year Ended December 27, 1997                                    High       Low
-----------------------------------                                   ------     ------
First Quarter                                                           N/A       N/A
Second Quarter                                                          N/A       N/A
Third Quarter                                                           N/A       N/A
Fourth Quarter (from November 4, 1997)                                 27 7/8    14 1/4

Number of Holders - As of March 23, 1998, there were approximately 98 holders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The Company believes there are over 400 beneficial owners of its Common Stock.

Dividend Policy - The Company does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all of its future earnings, if any, for use in the operation of the business.
In addition, the Company's credit facility restricts the Company's payment of cash dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities - The following information is furnished with regard to all securities issued by the Registrant within fiscal 1997 which were not registered under the Securities Act.

     On December 2, 1997 options to purchase a total of 2,000 shares of Common Stock granted to employees of the Company under the Registrant's Stock Option Program were exercised at an exercise price of $1.00 per share, for an aggregate purchase price of $2,000.00. On December 4, 1997 options to purchase a total of 400 shares of Common Stock granted to employees of the Company under the Registrant's Stock Option Program were exercised at an exercise price of $1.00 per share, for an aggregate purchase price of $400.00.

     The securities issued in such transactions were not registered under the Securities Act, as amended, in reliance upon exemptions from registration set forth in Section 3(b) and 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering. None of the foregoing transactions, either individually or in the aggregate, involved a public offering.

Use of Proceeds of Initial Public Offering - On November 4, 1997 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, Commission file number 333-35791, relating to the initial public offering of the Company's Common Stock, $.01 par value. The offering commenced on November 4, 1997 and all shares covered by the Registration Statement were sold. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Hambrecht & Quist LLC and NationsBanc Montgomery Securities LLC. The following sets forth certain information regarding the offering and the Company's application of the net proceeds therefrom through December 27, 1997.


Number of shares registered                                                         5,175,000
Number of shares sold by the Company                                                4,500,000
Number of shares sold by the selling stockholder                                      675,000

Aggregate price of the offering amount registered and sold by the Company         $94,500,000
Offering Expenses:
     Underwriting discounts and commissions                                         6,615,000
     Finder's fees                                                                          -
     Expenses paid to or for underwriters                                                   -
     Other expenses                                                                   779,000
                                                                                  -----------

           Total expenses                                                           7,394,000
                                                                                  -----------
Net offering proceeds to the Company                                              $87,106,000
                                                                                  ===========

Aggregate price of the offering amount registered and sold by selling             $14,175,000
 stockholder
Offering expenses:
     Underwriting discounts and commissions                                           992,250
     Finder's fees                                                                          -
     Expenses paid to underwriters                                                          -
     Other expenses                                                                         -
                                                                                  -----------
           Total expenses                                                             992,250
                                                                                  -----------
     Net offering proceeds to the selling stockholder                             $13,182,750
                                                                                  ===========

     No such expenses were paid directly or indirectly to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity of the Company or to affiliates of the Company.

     To date, the Company has not utilized any of the net proceeds from the IPO. The Company has invested all such net proceeds in investment grade, interest-bearing securities.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table contains certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements included herein. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements appearing elsewhere herein.

                                                                                     FISCAL YEAR
                                                          ------------------------------------------------------------------
                                                             1993         1994          1995          1996           1997
                                                          ----------   ----------    ----------    ----------     ----------
                                                                        (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:

Revenues                                                     $10,033      $20,723        $36,161       $62,050       $88,727
Cost of revenues.......................................        2,945        7,074         12,100        24,312        26,631
                                                             -------      -------        -------       -------       -------
   Gross profit........................................        7,088       13,649         24,061        37,738        62,096
                                                             -------      -------        -------       -------       -------
Operating expenses:....................................
   Engineering, research and development...............        1,862        3,301          8,117        11,121        13,260
   Selling and marketing...............................          140          362          2,923         6,621        11,486
   General and administrative..........................        2,194        2,903          4,238         6,426         7,949
                                                             -------      -------        -------       -------       -------
      Total operating expenses.........................        4,196        6,566         15,278        24,168        32,695
                                                             -------      -------        -------       -------       -------
      Income from operations...........................        2,892        7,083          8,783        13,570        29,401
Other income (expense).................................         (681)          (4)            38          (384)        1,392
                                                             -------      -------        -------       -------       -------
      Income before provision for income taxes.........        2,211        7,079          8,821        13,186        30,793
Provision for income taxes.............................          815        2,889          3,410         5,285        12,177
                                                             -------      -------        -------       -------       -------
Net income.............................................      $ 1,396      $ 4,190        $ 5,411       $ 7,901       $18,616
                                                             =======      =======        =======       =======       =======

Basic earnings per share...............................         $.05         $.15           $.19          $.28          $.65
                                                             =======      =======        =======       =======       =======
Diluted earnings per share.............................         $.05         $.13           $.17          $.24          $.54
                                                             =======      =======        =======       =======       =======

Basic weighted average shares outstanding..............       27,946       27,946         27,962        28,090        28,756
Diluted weighted average shares outstanding............       30,864       31,341         31,822        32,697        34,361


                                                          Dec. 31,     Dec. 31,     Dec. 31,     Dec. 28,      Dec. 27,
                                                            1993         1994         1995         1996          1997
                                                          --------     --------     --------     --------      --------
                                                                                  (in thousands)
Consolidated Balance Sheet Data:
Working capital.................................           $2,323       $5,906      $10,238      $14,960      $116,374
Total assets....................................            5,483        9,973       22,683       34,772       149,694
Long-term obligations, less current maturities..                -            -        3,537        3,837           108
Total stockholders' equity......................            2,255        6,471       12,125       20,086       125,915

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Item 1. Business", "Item 6. Selected Financial Data", the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

OVERVIEW

     Excel Switching Corporation ("Excel" or the "Company") has been profitable since it was founded in 1988 and has financed its operations principally through cash generated from operations. The Company has experienced significant revenue growth resulting, in part, from the increasing acceptance of programmable switching as a means of addressing the enhanced services and wireless and wireline infrastructure needs of network providers. The Company designed and shipped its first programmable switching product, the XLDX, during the fourth quarter of 1988, to Comverse Network Systems (formerly Boston Technology, Inc.) ("Comverse"). Excel subsequently expanded its product offering to include a family of open, programmable switching platforms. The LNX and PCX switching platforms were introduced in 1991 and have been subsequently enhanced. The Company introduced the EXS switching system in 1995 and the CSN switching platform in 1996. Through December 27, 1997, the Company's revenues have been derived from sales to application developers, OEMs and systems integrators.

     During the early years of the Company's operations, revenues from Comverse represented substantially all of the Company's annual revenues. The Company has continued to establish customer relationships with other application developers, OEMs and systems integrators, penetrate new markets, and improve the capacity, functionality and features of its family of products. Currently, Excel sells its products to over 130 customers engaged in a variety of segments of the global telecommunications industry. During 1997, Comverse represented approximately 26.0% of the Company's revenues.

     The Company's products are sold through its direct sales force primarily to application developers, OEMs and systems integrators which incorporate the Company's products into their service and product offerings. The Company sells each of its switching platforms with a varying combination of network interface line cards and service resource cards that are specified by customer and application requirements. The Company also sells additional network interface line cards and service resource cards that allow customers to expand capacity and functionality and provide for redundancy of their installed systems.

     Revenues from product sales are recognized upon shipment, at which time the Company provides an estimate of anticipated post sale support, warranty costs and sales returns. The increase in the reserve for sales returns can be attributed to the volume increase in sales, the timing and significance of new product introductions and the increased complexity of the uses of the Company's equipment. In addition, the Company estimates reserves to adjust for the realizability of accounts receivable and inventory. While the Company believes its estimates for post sale support, warranty costs, sales returns and the realizability of accounts receivable and inventory are adequate, actual results could differ from those estimates.

     Revenues from sales of software development tools and services such as technical support, training and product maintenance have not been significant to date. The Company has not capitalized any software development costs and all research and development costs have been expensed as incurred.

     The Company's profitability is influenced by a number of factors, including pricing, cost of materials, product and technological advancements from research and development efforts and the expansion of its operations. The Company anticipates the addition of personnel and related infrastructure as it seeks to increase revenues, and to meet other strategic goals such as developing new products and technologies, broadening strategic partnerships with, and incorporating new applications for, its customers, entering new markets and expanding internationally. The Company anticipates that engineering, research and development expenses will increase in absolute dollars, and may increase as a percentage of revenues, as the Company pursues engineering efforts to provide enhanced functionality to its products, increase port capacity and develop additional software features.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Statements of Income:

                                                                                       Fiscal Year
                                                              ------------------------------------------------------------
                                                                 1995                     1996                     1997
                                                              ----------               ----------               ----------
Revenues....................................................      100.0%                   100.0%                   100.0%
Cost of revenues............................................       33.5                     39.2                     30.0
                                                                  -----                    -----                    -----
   Gross profit.............................................       66.5                     60.8                     70.0
                                                                  -----                    -----                    -----
Operating Expenses:.........................................

   Engineering, research and development....................       22.4                     17.9                     14.9
   Selling and marketing....................................        8.1                     10.7                     13.0
   General and administrative...............................       11.7                     10.3                      9.0
                                                                  -----                    -----                    -----
Total operating expenses....................................       42.2                     38.9                     36.9
                                                                  -----                    -----                    -----
Income from operations......................................       24.3                     21.9                     33.1
Other income (expense)......................................         .1                      (.6)                     1.6
                                                                  -----                    -----                    -----
Income before provision for income taxes....................       24.4                     21.3                     34.7
Provision for income taxes..................................        9.4                      8.5                     13.7
                                                                  -----                    -----                    -----
Net income..................................................       15.0%                    12.8%                    21.0%
                                                                  =====                    =====                    =====

FISCAL YEAR ENDED DECEMBER 27, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 1996

     Revenues. The Company's revenues consist of sales, primarily in the United States, of its open, programmable switching platforms and related network interface line cards and service resource cards. Revenues increased 43.0% from $62.1 million in 1996 to $88.7 million for 1997. The increase resulted, in part, from the Company's continuing efforts to enhance the scalability, performance, capacity and functionality of its products through the modification and introduction of features and products. The increase in revenues also resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of new applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

Revenues from the Company's five largest customers represented approximately 57.1% and 50.9% of the Company's revenues for 1996 and 1997, respectively. Comverse represented approximately 36.7% and 26.0% of the Company's revenues for these same periods, respectively. Additionally, 10.2% of the Company's revenues in 1997 were derived from QUALCOMM Incorporated. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant proportion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase product at current levels, if at all.

     Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post sale support costs. Cost of revenues increased 9.5% from $24.3 million in 1996 to $26.6 million for 1997. Gross margin increased from 60.8% in 1996 to 70.0% in 1997. The increase in gross margin was primarily attributable to lower component prices, changes in product mix and increased manufacturing efficiencies as the Company increased its production volume in 1997. In addition, gross margins for 1996 were negatively impacted by the introduction of the EXS switching system and related technology which resulted in valuation adjustments of certain existing inventory components.

     Engineering, Research and Development. Engineering, research and development costs consist primarily of compensation and related costs of engineering and development personnel, materials and supplies consumed in prototype development, related facility costs and depreciation of engineering and test equipment. All research and development costs, including software development costs, have been expensed as incurred. Engineering, research and development costs increased 19.2% from $11.1 million in 1996 to $13.3 million for 1997. As a percentage of revenues, these costs were 17.9% and 14.9%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel partially offset by decreases in the consumption of prototype supplies and materials. Engineering and research personnel increased from 68 employees at the end of 1996 to 98 employees at the end of 1997.

     Selling and Marketing. Selling and marketing costs consist primarily of compensation and related costs for sales, marketing and customer support personnel, travel and advertising, trade show and other promotional activities. Selling and marketing costs increased 73.5% from $6.6 million in 1996 to $11.5 million for 1997. As a percentage of revenues, these costs were 10.7% and 13.0%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel and an increase in trade show and promotional activities during 1997. Sales, marketing and customer support personnel increased from 51 employees at the end of 1996 to 69 employees at the end of 1997.

     General and Administrative. General and administrative costs include compensation and related costs of management, finance, management information systems and administrative personnel, professional services, costs to implement and maintain manufacturing and management information systems and other general corporate expenses. General and administrative costs increased 23.7% from $6.4 million in 1996 to $7.9 million for 1997. As a percentage of revenues, these costs were 10.3% and 9.0%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel from 35 employees at the end of 1996 to 44 employees at the end of 1997.

     Other Income (Expense). Other income (expense), which primarily includes interest income and interest expense, increased from ($384,000) in 1996 to $1.4
million in 1997.   This increase was primarily attributable to an increase in interest income derived from larger balances of invested cash and securities.

     Provision for Income Taxes. The Company's effective rate for Federal and state income taxes was 40.1% and 39.5% for 1996 and 1997, respectively. The decrease in effective rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     Revenues. Revenues increased from $36.2 million in 1995 to $62.1 million in 1996. The increase resulted, in part, from the Company's continuing efforts to enhance the scalability, performance, capacity and functionality of its products through the modification and introduction of features and products, including the introduction of the EXS switching system in 1995 and the CSN switching platform in 1996. The increase in revenues also resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the introduction of new applications by new and existing customers and the expansion of the Company's selling and marketing efforts.

     Revenues from the Company's five largest customers represented approximately 70.1% and 57.1% of the Company's revenues for 1995 and 1996, respectively. During 1995 and 1996, Comverse represented approximately 40.6% and 36.7%, respectively, of the Company's revenues. Additionally, 11.4% of the Company's revenues in 1995 were derived from sales to Ericsson Messaging Systems Inc.

     Gross Profit. Cost of revenues increased from $12.1 million in 1995 to $24.3 million in 1996. The gross margin decreased from 66.5% in 1995 to 60.8% in 1996. The decrease in gross margin in 1996 resulted primarily from the introduction of the EXS switching system and related technology, which resulted in valuation adjustments of certain existing inventory components. Increased warranty and related support costs also contributed to the decline in gross margin. In addition, gross margin was negatively impacted by the Company's relocation of its manufacturing operations in November 1995, the subsequent expansion of this facility in 1996 and increased compensation and related costs associated with the Company's efforts to strengthen its manufacturing infrastructure.

     Engineering, Research and Development. Engineering, research and development costs increased from $8.1 million in 1995 to $11.1 million in 1996. As a percentage of revenues, engineering, research and development expenses were 22.4% and 17.9% for 1995 and 1996, respectively. The increases in engineering, research and development costs in absolute dollars were primarily attributable to continuing efforts to expand the Company's research and development infrastructure. Engineering, research and development personnel increased from 38 employees at the end of 1995 and to 68 employees at the end of 1996. Increases also resulted from the timing and amount of the consumption of materials used for prototypes in the development process. The Company's relocation in 1995 to a larger facility and capital investments made in 1995 and 1996 in engineering and test equipment resulted in increased occupancy costs and depreciation expenses for both years.

     Selling and Marketing. Selling and marketing costs increased from $2.9 million in 1995 to $6.6 million in 1996. As a percentage of revenues, these costs were 8.1% and 10.7% for 1995 and 1996, respectively. The increase in selling and marketing costs reflects the expansion of the Company's sales, marketing and customer support personnel from 28 employees at the end of 1995 and to 51 employees at the end of 1996. During 1995 and 1996, the Company's expanded efforts to market and promote its products through trade shows, advertising, public relations and other promotional activities also resulted in increased selling and marketing costs. The Company's relocation in 1995 and the opening of four sales offices in 1996 resulted in increased occupancy costs in 1995 and 1996.

     General and Administrative. General and administrative costs increased from $4.2 million in 1995 to $6.4 million in 1996. As a percentage of revenues, these costs were 11.7% and 10.3% for 1995 and 1996, respectively. The increase in general and administrative costs in absolute dollars resulted primarily from an increase in general and administrative personnel from 21 employees at the end of 1995 to 35 employees at the end of 1996. The Company's efforts to expand and strengthen the administrative infrastructure included the additions of a Chief Financial Officer, Chief Operating Officer and other personnel in the areas of finance, human resources and purchasing. During 1996, the Company made significant investments in its manufacturing and management information systems, including the implementation of its enterprise resource planning system. The Company's relocation to larger facilities in 1995 resulted in increased occupancy and depreciation costs in 1995 and 1996.

     Other Income (Expense). Other income (expense) was $38,000 and ($384,000) for 1995 and 1996, respectively.

     Provision for Income Taxes. The Company's effective rate for Federal and state income taxes was 38.7% and 40.1% for 1995 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Excel has funded its operations primarily through cash provided by operations. In November 1997, the Company received total net proceeds of approximately $87.1 million from the initial public offering of its common stock. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

     At December 27, 1997, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $114.9 million, working capital of approximately $116.4 million and $15.0 million of funds available under a bank line of credit.

     During 1995, 1996 and 1997, cash provided by operating activities totaled $1.2 million, $7.3 million and $27.2 million, respectively. The increase in 1996 was primarily attributable to increases in net income, accrued expenses and accrued income taxes, partially offset by an increase in deferred income taxes and a decrease in accounts payable. The increase in 1997 was primarily attributable to an increase in profitability, accounts payable and accrued expenses.

     The Company's investing activities consumed $4.1 million, $4.1 million and $70.4 million in 1995, 1996 and 1997, respectively. During 1997, net purchases of marketable securities consumed approximately $67.0 million. The remaining expenditures primarily reflect the acquisition, renovation and expansion of the Company's facilities and the purchase of capital equipment.

     During 1995, the Company purchased and renovated two buildings and related land for approximately $3.2 million. These acquisitions and renovations were financed, in part, by the proceeds from a $2.6 million secured loan from a bank. This loan was paid in full in January 1998.

     In 1995, the Company entered into a building lease which requires monthly payments of approximately $13,000 through July 2000. The lease can be extended through July 2005 and includes a purchase option exercisable, beginning in August 1998, for $875,000. The Company intends to exercise this option as early as possible, and accordingly, has reflected this lease as a capital transaction.

     On June 30, 1997, the Company purchased property to be used for the construction of an additional building. The purchase price of $575,000 and the estimated construction costs were to be financed, in part, by a $2.1 million Real Estate Promissory Note with a bank, of which $460,000 was advanced to the Company during 1997. Borrowings under this note bore interest at prime plus .25% and were secured by the property and certain other assets. Monthly payments of interest began in July 1997. In January 1998, the Company paid in full all outstanding balances under this note.

     During 1997, the Company began construction of a 46,000 square foot building to be used for engineering and research activities. Construction is expected to be completed by the end of the second quarter of 1998 at an estimated cost of approximately $3.7 million. In January 1998, the Company executed a Purchase and Sale Agreement to purchase approximately 108,000 square feet of additional land for approximately $324,000 and also completed an agreement providing Excel with an option to purchase up to an additional 274,000 square feet of land at a total cost of approximately $821,000. This option does not expire until January 2000 subject to an annual, non-refundable payment of approximately $71,000. The total costs of the facility and land acquisition will be funded by existing cash resources.

     The Company's unsecured line of credit arrangement with a bank provides up to $15.0 million in credit availability. Borrowings under this agreement bear interest, at the Company's discretion, at either the bank's base rate or the Eurodollar rate plus 2.5%. The agreement requires the Company to comply with certain financial covenants, including a liabilities to tangible net worth ratio, a current assets to current liabilities ratio and a minimum profitability covenant. The agreement also restricts the Company's ability to pay cash dividends. The Company was in compliance with these covenants as of December 27, 1997. There were no amounts outstanding under this line of credit at December 28, 1996 or December 27, 1997.

     The Company does not have any other significant capital commitments and believes that available funds and cash generated from operations, will be sufficient to meet the Company's working capital requirements for at least the foreseeable future. The Company plans to finance its long-term capital needs with available funds, together with available borrowings and cash flow from operations. To the extent that such funds are insufficient to finance the Company's activities, the Company may have to raise working capital through the issuance of additional equity or debt securities. There can be no assurance that additional financing will be available on acceptable terms.

     Year 2000 Compliance: Management has initiated a Company-wide program to assess the impact of the Year 2000 issue on the Company's computer systems and applications as well as the Company's product offerings. Management believes that a majority of the Company's product offerings are currently Year 2000 compliant and that its primary internal information systems used to support its operations are compatible with the Year 2000. However, the Company utilizes other third party equipment, telecommunication products and other third party software applications which may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical third-party products to operate properly in the Year 2000 may have a material adverse effect on results of operations or require the Company to incur unanticipated expenses to remedy any problems. In addition, as the Company purchases many critical components from single or sole source suppliers, failure of any such vendor to adequately address issues relating to the Year 2000 problem may have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING ANNOUNCEMENT

     On February 10, 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 98 (SAB 98). This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity securities issued prior to an initial public offering and is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been
retroactively restated to reflect the adoption of SAB 98.   As a result of this
restatement, the Company's previously reported diluted earnings per share has been increased by $.01 in each of the fiscal years 1993, 1995 and 1996 to $.05, $.07 and $.24, respectively.

RISK FACTORS

     This Report contains statements which may be "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital requirements, statements regarding the intention to exercise a purchase option on an existing building lease and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

     Fluctuations in Results of Operations. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation: (i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the commercial success of the Company's products; (iii) delays in the introduction of products or product enhancements by the Company and the Company's ability to introduce new products and technologies on a timely basis; (iv) the financial stability of the Company's major customers; (v) the timing of new product introductions or announcements by the Company or its competitors; (vi) the availability of adequate supplies of key components and assemblies and the adequacy of third-party manufacturing capabilities; (vii) the seasonality of the placement of customer orders; (viii) the timing and nature of selling and marketing expenses such as tradeshows and advertising campaigns; (ix) the timing of development expenditures and personnel changes; (x) the publication of opinions about the Company and its products, or its competitors or their products, by industry analysts; (xi) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors; and (xii) customer cancellation of orders and the gain or loss of significant customers, including those due to industry combinations. Moreover, any downturn in general economic conditions could precipitate significant reductions in corporate spending for telecommunications infrastructure, which could result in delays or cancellations of orders for the Company's products. The Company's expense levels are relatively fixed and are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of revenues, and the Company's business, financial condition and results of operations would be materially adversely affected. The Company has historically operated with little backlog because its products are generally shipped within 60 days of acceptance of an order by the Company. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by the Company's customers to end users. See "--Concentration of Customers" and "Business-- Customers."

     The Company has experienced significant fluctuations in revenues, expenses and results from operations from quarter to quarter, and such fluctuations are likely to continue. The Company typically receives more product orders and generates greater revenues in the fourth quarter. During the last several years, revenues in the first quarter have typically been lower than those recorded in the preceding fourth quarter. The Company believes that this concentration of order placements in specific quarterly periods is due to customer's' buying patterns and budgeting cycles. A significant portion of the Company's revenues have been generated from a limited number of customers and it is difficult to predict the timing of future orders and shipments to these and other customers. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. See "--Concentration of Customers" and "Business--Customers."

     The Company also believes that the purchase of its products generally involves a significant commitment of a customer's capital resources. Therefore, any downturn in any customer's business could have a material adverse effect on the Company's revenues, business, financial condition and quarterly results of operations. In addition, the Company historically has recognized a large portion of its revenues from sales booked and shipped in the last month of a quarter such that the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a particular quarter. Because a number of the Company's individual orders are for significant amounts, the failure to ship a significant order in a particular quarter could materially adversely affect revenues and results of operations for such quarter. To the extent that significant sales occur earlier than expected, results of operations for subsequent quarters may be materially adversely affected. Due to these and other factors, the Company's quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to increase its revenues in future periods or be able to sustain its level of revenues or its rate of revenue growth on a quarterly or annual basis. See "--Length of Sales Cycle" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Due to all of the foregoing factors, it is possible that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Additionally, selling through indirect channels may limit the Company's information concerning the volume of products sold by the Company's customers to end users and the Company's contact with its end users. As a result, the Company's ability to forecast revenues accurately (notwithstanding the forecasts of its customers), evaluate end-user satisfaction and recognize emerging end-user requirements may be hindered. See "Business--Sales and Marketing."

     Length of Sales Cycle. The time between the date of initial contact with a potential customer and large-scale commercialization of a new customer application or system based on the Company's products is often lengthy, typically ranging from 12 to 24 months or more, and is subject to delays over which the Company has little or no control, including customers' budgetary constraints, customers' internal acceptance reviews, the success and continued internal support of customers' own development efforts, and the possibility of cancellation of projects by customers. Although the Company attempts to develop its products with the goal of shortening the time to market of its customers' products, the timing of the commercialization of a new customer application or service based on the Company's products is primarily dependent on the success and timing of a customer's own internal development program. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that the Company's products support. A delay in, or cancellation of, the sale of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's results of operations to vary significantly from quarter to quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Concentration of Customers. Approximately 40.6%, 36.7% and 26.0% of the Company's revenues in 1995, 1996 and 1997, respectively, were derived from sales to Comverse Network Systems (formerly Boston Technology, Inc.), approximately 10.2% of the Company's revenues in 1997 were derived from sales to QUALCOMM Incorporated and approximately 11.4% of the Company's revenues in 1995 were derived from sales to Ericsson Messaging Systems, Inc.

In 1995, 1996 and 1997, the Company's five largest customers accounted for approximately 70.1%, 57.1% and 50.9%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or that the Company will be able to replace such purchases with sales to other customers. In January 1998, Boston Technology, Inc. merged with Comverse Technologies, Inc. In September 1997, Octel Communications Corporation, one of the Company's five largest customers in 1996 and 1997, was acquired by Lucent Technologies Inc. The Company cannot estimate the potential impact on its business of these two recent transactions. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Customers."

     Evolving Market For Telecommunications Services. The Company's future success will depend on continued growth in the market for telecommunications services. The global telecommunications marketplace is evolving and it is difficult to predict its potential size or future growth rate. There can be no assurance that deregulation and continued improvements and expansions of infrastructure will continue to cause this market to grow or that increased regulation will not present barriers to the sales of existing or future products. There can also be no assurance that telecommunications applications and infrastructure needs will not emerge for which the Company's products are not designed. If this market fails to grow or grows more slowly or in a different direction than the Company currently anticipates, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business--Industry Background."

     Concentrated Product Family. The Company currently derives substantially all of its revenues from its family of open, programmable switching platforms and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, open, programmable switching platforms due to product enhancements, introductions or announcements by the Company's competitors, a decline in the demand for open, programmable switches, product obsolescence, price competition, technological change or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Risk of New Product Introductions. The Company intends to continue to invest in product and technology development, including increasing port capacity and performance, the development of additional related software applications and tools, the improvement of third-party application integration, and the continued provision of updated product features and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by the Company or its competitors may cause customers to defer or cancel the purchase of existing Company products. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Rapid Technological Change," "Business--Products and Technology" and "Business--Research and Product Development."

     The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Furthermore, products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. There can be no assurance that despite extensive testing by the Company, errors will not be found in new products or upgrades after commencement of commercial shipments, resulting in delays in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Research and Product Development."

     Rapid Technological Change. The telecommunications equipment market is subject to rapid technological change, evolving industry standards and frequent new product introductions and enhancements that may render existing products obsolete. As a result, the Company's position in this market could erode rapidly due to unforeseen changes in product features and functions of competing products. The Company's growth and future results of operations will depend in part on its ability to respond to these changes by enhancing its existing products and developing and introducing, on a timely and cost-effective basis, new products and features to meet or exceed technological advances in the marketplace. The failure of the Company to respond to rapidly changing technologies could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Industry Background" and "Business--Research and Product Development."

     Management of Growth and Hiring of Additional Personnel. The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, engineering staff and facilities. The Company has recently hired additional engineering, marketing, accounting and finance personnel, including its Vice President of Research and Development within the last 12 months. The Company is also implementing additional financial and management procedures which the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business--Employees."

     While the Company believes its current and planned facilities are adequate to meet its needs through the next 12 months, future growth may require the Company to obtain additional or alternative facilities. Due to the limited supply of suitable additional or alternative office and manufacturing space in the Cape Cod, Massachusetts area, there can be no assurance that such space can be leased or acquired without substantial required renovations. Relocation of any segment of the Company's operations may disrupt business and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the local permitting and variance procedures for the renovation of buildings or new construction in the Cape Cod area is more onerous than found in metropolitan areas. Accordingly, there can be no assurance that the Company will not be required in the future to devote significant resources to the permitting and renovation of additional facilities or in relocating some or all of the Company's facilities. See "Item 2--Properties."

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of its President, Chief Executive Officer and principal stockholder, Robert P. Madonna, and its key management, engineering, selling and marketing and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with its key personnel. The loss of the services of any key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Highly Competitive Market. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company competes or may compete directly or indirectly with the following categories of companies: (i) other manufacturers of programmable switches such as Summa Four, Inc., Redcom Laboratories, Inc. and Harris Corporation; (ii) large, well-established switch and telecommunications equipment manufacturers such as

Alcatel Alsthom Compagnie Generale d'Electricite SA, DSC Communications Corporation, Lucent Technologies Inc., Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson; and (iii) to a lesser degree, systems integrators and application developers whose switches are based on PC card-level products manufactured by companies such as Aculab Inc., Dialogic Corporation and Natural MicroSystems Corporation. In addition, several smaller companies have begun to manufacture programmable switching platforms. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, there can be no assurance that one or more of the Company's application developers will not begin to develop or market products in competition with the Company. Increased competition could result in price reductions and loss of market share which would materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, selling and marketing, technical, manufacturing and other resources than the Company. Some of the Company's competitors currently offer financing alternatives to their customers, a service that the Company does not provide. Moreover, the Company's competitors may also foresee the course of market developments more accurately than the Company. Although the Company believes it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and product development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to compete successfully with its existing competitors or with new competitors. See "Business--Competition."

     Dependence on Single and Sole Source Suppliers. The Company purchases many critical components from single or sole source vendors. The inability to develop alternative sources for these components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could materially adversely affect the Company's business, financial condition and results of operations. In the event of a reduction or interruption of supply, a significant amount of time, in some cases as much as three to four months, could be required before the Company would begin receiving adequate supplies from such alternative suppliers. Further, in such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the manufacture of certain of these single or sole source components is extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of the Company's products. Certain components are available from only one supplier, for which there is no substitute at this time. If supply of these components should cease, the Company would be required to redesign its products. No assurance can be given that supply problems will not occur or, if such problems do occur, that satisfactory solutions would be available. The Company does not have long-term contracts with its suppliers and there can be no assurance that these suppliers will continue to be able to produce these components or to meet the Company's requirements. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

     Although the Company generally requires its customers to submit quarterly forecasts of their needs, the Company's customers frequently require rapid delivery after placement of a purchase order. Because the Company does not maintain significant component inventories, a delay in shipment by a supplier could lead to lost sales. Lead times for materials and components may vary significantly and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components. While the Company has not experienced shortages and allocations of these components to date, any shortages in the future, including those occasioned by increased sales, could result in delays in fulfillment of customer orders. Such delays, shortages and allocations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Manufacturing."

     Dependence on Third-Party Manufacturers.   The Company relies on a limited
number of independent manufacturers, some of which are small, privately-held companies, to provide certain components and assemblies made to the Company's specifications. These manufacturers substantially complete production of the Company's products, which are then shipped to the Company for final assembly and quality control. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties or a catastrophic event that resulted in a reduction or interruption in supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected until the Company was able to establish sufficient manufacturing capabilities from alternative sources. There can be no assurance that alternative manufacturing sources will be able to meet the Company's future requirements or that existing or alternative sources will continue to be available to the Company at favorable prices. See "Business--Manufacturing."

     Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations including those promulgated by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. Furthermore, there are regulations and standards imposed by various foreign countries where the Company's products are installed. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay the introduction of the Company's products. Moreover, the enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunications industry could materially adversely affect the Company's customers, and thereby materially adversely affect the Company's business, financial condition and results of operations. See "Business--Industry Background."

     Dependence on Proprietary Rights. The Company's success and its ability to compete is dependent, in part, upon its proprietary rights. The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. Further, the Company may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of the Company's proprietary rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has entered into agreements with a small number of its customers requiring the Company to deposit its source code and, on occasion, manufacturing blueprints, tooling diagrams and production specifications, in escrow with a third party. These escrow agreements typically provide that these customers have a non-exclusive right to use such code and other materials in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to conduct business or if the Company defaults on its support obligations. The use of such agreements may increase the likelihood of misappropriation by third parties.

     As the number of entrants to the Company's markets increases and the functionality of the Company's products increases and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In its distribution agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the revenues the Company may have received from the customer. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the

Company changed its name from Excel Inc. to Excel Switching Corporation in September 1997. Searches performed on the term Excel have revealed several registrations and numerous uses of that term, and terms substantially similar to it, alone and in combination with other terms and designs. Accordingly, there can be no assurance that third parties will not assert trademark infringement claims relating to the name Excel in the future. See "Business--Intellectual Property."

     Risks Associated with International Sales. In 1996 and 1997, sales to customers located outside of the United States accounted for less than 4% and 8%, respectively, of the Company's revenues in each such period. However, the Company sells its products to application developers, OEMs and systems integrators located within the United States which market products and services based on the Company's products worldwide. The Company intends to expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. Any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's international sales increase, its revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales which typically occur during the summer months in Europe and other parts of the world. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Risks Relating to Potential Acquisitions. The Company may, from time to time, pursue the acquisition of other companies, assets, products and technologies although the Company has no present commitments or agreements with respect to any such acquisitions. Acquisitions involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. Because management has limited experience in acquisitions and the Company has no experience in integrating acquired companies or technologies into its operations, there can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

     Control by Principal Stockholder. Robert P. Madonna, the Company's President, Chief Executive Officer, Chairman of the Board and principal stockholder, beneficially owns approximately 83.6% of the outstanding shares of Common Stock of the Company. As a result, Mr. Madonna has the ability to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by the Company's other stockholders.

     Shares Eligible for Future Sale. Sales of substantial amounts of shares of the Company's Common Stock 180 days after the Company's initial public offering on November 4, 1997 could adversely affect the market price of the Common Stock. Upon expiration of lock-up agreements with the Underwriters on May 4, 1998, approximately 27,918,400 additional shares of Common Stock will be available for sale in the public market, subject to the provisions of Rule 144 under the Securities Act. At December 27, 1997, approximately 7,179,990 shares of Common Stock were issued or issuable pursuant to vested options under the Company's stock plans, of which approximately 107,700 shares are not subject to lock-up agreements with the Underwriters and were eligible for sale in the public market in accordance with Rule 701 under the Securities Act beginning February 4, 1998. The Company intends to file one or more registration statements on Form S-8 under the Securities Act on or about May 4, 1998 to register up to 11,275,840 shares of Common Stock subject to outstanding stock options granted pursuant to the Company's Stock Option Program as of

December 27, 1997, of which options to purchase 7,149,990 shares of Common Stock were vested as of December 27, 1997 and 3,625,000 shares of Common Stock issuable pursuant to the Company's 1997 stock plans. Such registration statements are expected to become effective upon filing. At such time, approximately 7,327,050 shares of Common Stock issuable upon the exercise of options granted as of December 27, 1997 and covered by these registration statements will be vested and eligible for sale in the public market upon the exercise of underlying options to the extent not previously sold pursuant to Rule 701.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to the information under the headings "Elections of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 27, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Options and Stock Plans" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 27, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 27, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Transactions", if any, in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 27, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:                            Page
                                                                                          ----

     (1) Financial Statements

         Report of Independent  Public Accountants                                        F-1

         Consolidated Balance Sheets as of December 28, 1996 and  December 27, 1997       F-2

         Consolidated Statements of Income for the Fiscal Years 1995, 1996 and 1997       F-3

         Consolidated Statements of Stockholders' Equity for the Fiscal Years 1995,
           1996 and 1997                                                                  F-4

         Consolidated Statements of Cash Flows for the Fiscal Years 1995, 1996 and 1997   F-5

         Notes to Consolidated Financial Statements                                       F-6

     (2) Financial Statement Schedule

               Report of Independent Public Accountants

               Valuation and qualifying accounts                                          Schedule II

     (3) Listing of Exhibits

EXHIBIT NO.                                                                                         REFERENCE
3.1           Restated Articles of Organization of the Company.                                     A**

3.2           Restated By-laws of the Company.                                                      A**

4.1           Specimen certificate representing the Common Stock.                                   A**

10.1          1997 Stock Option Plan.                                                               A**

10.2          1997 Non-Employee Director Stock Option Plan.                                         A**

10.3          1997 Employee Stock Purchase Plan.                                                    A**

10.4          Form of Stock Option Agreement of the Company used under Stock Option Program.        A**

10.5          Lease dated as of July 27, 1995 between the Company and Independence Park, Inc.,      A**
              as amended

10.6          Purchase and Resale Agreement dated as of May 27, 1994 between the Company and        A**
              Boston Technology, Inc.

10.7          Credit Agreement and Promissory Note dated as of December 21, 1995 between the        Filed
              Company and The First National Bank of Boston, as amended.                            herewith

10.8          Mortgage and Security Agreement and Real Estate Promissory Note dated April 21,       A**
              1995 between the Company and Cape Cod Bank and Trust Company.

10.9          Loan Agreement, Real Estate Promissory Note and Security Agreement dated as of        A**
              June 30, 1997 between the Company and Cape Cod Bank and Trust Company.

21.1          Subsidiaries of the Company                                                           Filed
                                                                                                    herewith

27            Financial Data Schedule                                                               Filed
                                                                                                    herewith

--------------------------
A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-35791). The number set forth herein is the number of the Exhibit in said registration statement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  REPORTS ON FORM 8-K
     -------------------

     The Company did not file any current reports on Form 8-K during the quarter ended December 27, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EXCEL SWITCHING CORPORATION



Dated:  March 25, 1998               By: /s/ Robert P. Madonna
                                         ----------------------
                                         Robert P. Madonna
                                         President, Chief Executive Officer &
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                                                        Date
/s/ Robert P. Madonna       Director, President, Chief Executive Officer and             March 25, 1998
----------------------      Chairman of the Board (Principal Executive Officer)

Robert P. Madonna


/s/ Stephen S. Galliker     Vice President, Finance and Administration                   March 25, 1998
------------------------    and Chief Financial Officer (Principal Financial
Stephen S. Galliker         and Accounting Officer)


/s/ Christopher Stavros     Director, Vice President, General Counsel                    March 25, 1998
----------------------      and Clerk
Christopher Stavros


/s/ Edward L. Breslow       Director                                                     March 25, 1998
---------------------
Edward L. Breslow


/s/ John Loughlin           Director                                                     March 25, 1998
-----------------
John Loughlin

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Excel Switching Corporation:

We have audited the accompanying consolidated balance sheets of Excel Switching Corporation (a Massachusetts corporation formerly known as Excel Inc.) and subsidiaries as of December 28, 1996 and December 27, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Switching Corporation and subsidiaries as of December 28, 1996 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP




Boston, Massachusetts
January 21, 1998

                          EXCEL SWITCHING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                     ASSETS
                                                     December 28,   December 27,
                                                         1996           1997
CURRENT ASSETS:
   Cash and cash equivalents                         $   4,069       $  47,968
   Marketable securities                                     -          66,929
   Accounts receivable, net of reserves of $979
     and $1,350 in 1996 and 1997, respectively          10,329          12,843
   Inventories                                           7,358           4,740
   Prepaid taxes                                             -             122
   Deferred tax asset                                    3,761           5,626
   Other current assets                                    292           1,298
                                                     ---------      ----------

         Total current assets                           25,809         139,526
                                                     ---------      ----------

PROPERTY AND EQUIPMENT:
   Test equipment                                        3,400           4,015
   Buildings                                             3,925           3,991
   Office equipment, furniture and fixtures              1,836           3,460
   Land                                                    576             576
   Building improvements                                   493             523
   Assets under capital lease                              489             489
   Construction in progress (Note 7)                         -           1,129
                                                     ---------      ----------
                                                        10,719          14,183

   Less--Accumulated depreciation and amortization       1,756           4,015
                                                     ----------     -----------
                                                         8,963          10,168
                                                     ---------      ----------

                                                     $  34,772       $ 149,694
                                                     =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations       $     499       $   4,213
   Accounts payable                                      1,896           4,177
   Accrued expenses                                      5,807          11,156
   Accrued income taxes                                  2,647           3,606
                                                     ---------       ---------

         Total current liabilities                      10,849          23,152
                                                     ---------       ---------

DEFERRED INCOME TAXES                                        -             519
                                                     ---------       ---------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES           3,837             108
                                                     ---------       ---------

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--10,000,000 shares; no shares
       issued and outstanding                                -               -
   Common stock, $.01 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--28,089,600 and
       32,592,000 shares at December 28, 1996              281             326
       and December 27, 1997, respectively
   Additional paid-in capital                              647          88,134
   Deferred compensation                                  (192)           (491)
   Unrealized loss on investments                            -             (20)
   Retained earnings                                    19,350          37,966
                                                     ---------       ---------

         Total stockholders' equity                     20,086         125,915
                                                     ---------       ---------

                                                     $  34,772       $ 149,694
                                                     =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           EXCEL SWITCHING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                     -------------------Year Ended--------------------
                                                                      December 31,     December 28,      December 27,
                                                                          1995             1996              1997
REVENUES                                                               $   36,161       $   62,050        $   88,727

COST OF REVENUES                                                           12,100           24,312            26,631
                                                                       ----------       ----------        ----------

         Gross profit                                                      24,061           37,738            62,096
                                                                       ----------       ----------        ----------

OPERATING EXPENSES:
   Engineering, research and development                                    8,117           11,121            13,260
   Selling and marketing                                                    2,923            6,621            11,486
   General and administrative                                               4,238            6,426             7,949
                                                                       ----------       ----------        ----------

         Total operating expenses                                          15,278           24,168            32,695
                                                                       ----------       ----------        ----------

         Income from operations                                             8,783           13,570            29,401

OTHER INCOME (EXPENSE):
   Interest income and other expense, net                                     110              111             1,764
   Interest expense                                                           (72)            (495)             (372)
                                                                       ----------       ----------        ----------

         Total other income (expense)                                          38             (384)            1,392
                                                                       ----------       ----------        ----------

         Income before provision for income taxes                           8,821           13,186            30,793

PROVISION FOR INCOME TAXES                                                  3,410            5,285            12,177
                                                                       ----------       ----------        ----------

NET INCOME                                                             $    5,411       $    7,901        $   18,616
                                                                       ==========       ==========        ==========

BASIC EARNINGS PER SHARE                                               $      .19       $      .28        $      .65
                                                                       ==========       ==========        ==========

DILUTED EARNINGS PER SHARE                                             $      .17       $      .24        $      .54
                                                                       ==========       ==========        ==========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                  27,962           28,090            28,756
                                                                       ==========       ==========        ==========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                31,822           32,697            34,361
                                                                       ==========       ==========        ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                           EXCEL SWITCHING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                          Common Stock     Additional  Deferred     Unrealized   Retained
                                                       Number of  $.01 Par   Paid-in  Compensation    Loss on    Earnings   Total
                                                        Shares      Value    Capital                Investments
BALANCE, DECEMBER 31, 1994                             27,945,600  $ 280    $    251    $  (99)       $ --      $  6,039  $   6,471

  Compensation expense associated with the grant of          --      --          432      (189)         --          --          243
    stock options

  Forfeiture of stock options with deferred                  --      --          (16)       16          --          --         --
    compensation

  Exercise of stock options                               144,000      1        --        --            --            (1)      --

  Net income                                                 --      --         --        --            --         5,411      5,411
                                                       ----------  -----    --------    ------        -----     --------  ---------

BALANCE, DECEMBER 31, 1995                             28,089,600    281         667      (272)         --        11,449     12,125

  Compensation expense associated with the grant of          --      --         --          73          --          --           73
    stock options

  Forfeiture of stock options with deferred                  --      --          (20)        7          --          --          (13)
    compensation

  Net income                                                 --      --         --        --            --         7,901      7,901
                                                       ----------  -----    --------    ------        -----     --------  ---------

BALANCE, DECEMBER 28, 1996                             28,089,600    281         647      (192)         --        19,350     20,086

  Compensation expense associated with the grant of          --      --          424      (299)         --          --          125
    stock options

  Exercise of stock options                                 2,400    --            2      --            --          --            2

  Proceeds of initial public offering of common         4,500,000     45      87,061      --            --          --       87,106
    stock, net of approximately $7,394,000 in
    issuance costs

  Unrealized loss on investments                             --      --         --        --            (20)        --          (20)


  Net income                                                 --      --         --        --            --        18,616     18,616
                                                       ----------  -----    --------    ------        -----     --------  ---------

BALANCE, DECEMBER 27, 1997                             32,592,000  $ 326    $ 88,134    $ (491)       $ (20)    $ 37,966  $ 125,915
                                                       ==========  =====    ========    ======        =====     ========  =========

      The accompanying notes are an integral part of these consolidated financial statements.

                           EXCEL SWITCHING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     -------------------Year Ended---------------------
                                                                       December 31,    December 28,      December 27,
                                                                          1995            1996              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   5,411        $   7,901         $  18,616
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                           560            1,166             2,259
     Loss on disposal of property and equipment                               95                -                 -
     Unrealized loss on investments                                            -                -                20
     Deferred income taxes                                                  (487)          (3,417)           (1,346)
     Compensation expense associated with the grant of stock                 243               60               125
       options, net of forfeitures
     Changes in assets and liabilities-
       Accounts receivable                                                (3,928)          (2,020)           (2,514)
       Inventories                                                        (3,760)            (409)            2,618
       Prepaid taxes                                                        (401)             401              (122)
       Other current assets                                                 (123)            (132)           (1,006)
       Accounts payable                                                    2,419           (2,473)            2,281
       Accrued expenses                                                    1,198            3,877             5,349
       Accrued income taxes                                                  (55)           2,350               959
                                                                       ---------        ---------         ---------

                  Net cash provided by operating activities                1,172            7,304            27,239
                                                                       ---------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (4,096)          (4,601)           (3,464)
   Proceeds from sale of property and equipment                                -              548                 -
   Purchases of marketable securities, net                                     -                -           (66,969)
                                                                       ---------        ---------         ---------

                  Net cash used in investing activities                   (4,096)          (4,053)          (70,433)
                                                                       ---------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations                         2,740              649               460
   Payments on long-term obligations                                         (53)            (601)             (475)
   Proceeds from sale of common stock                                          -                -            87,106
   Proceeds from the exercise of stock options                                 -                -                 2
                                                                       ---------        ---------         ---------

                  Net cash provided by financing activities                2,687               48            87,093
                                                                       ---------        ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (237)           3,299            43,899

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,007              770             4,069
                                                                       ---------        ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     770        $   4,069         $  47,968
                                                                       =========        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                          $     119        $     490         $     377
                                                                       =========        =========         =========
     Taxes                                                             $   4,353        $   5,951         $  13,271
                                                                       =========        =========         =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Acquisition of property and equipment under capital lease           $   1,112        $     489         $       -
     obligations                                                       =========        =========         =========


      The accompanying notes are an integral part of these consolidated financial statements.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997




(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Excel Switching Corporation (the Company), formerly known as Excel Inc., was incorporated in Massachusetts in January 1988 and is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. The Company sells to a variety of customers in the worldwide telecommunications market, including applications developers, original equipment manufacturers (OEMs) and system integrators.

       The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

       (a)    Principles of Consolidation

              These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

       (b)    Change in Fiscal Year-End

              During 1996, the Company elected to change its fiscal year-end from December 31 to the last Saturday in December. In the accompanying consolidated financial statements, 1995 refers to the year ended December 31, 1995; 1996 refers to the year ended December 28, 1996; and 1997 refers to the year ended December 27, 1997.

       (c)    Management Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

              The market for telecommunications equipment in which the company operates can be characterized as rapidly changing due to several factors including technological advancements, the introduction of new products and services by the Company and its competitors, and the increasing demands placed on equipment in worldwide telecommunications networks. Significant assets and liabilities with reported amounts based on estimates include accounts receivable, inventory and accrued expenses for post sale support costs, warranty costs and sales returns. While the Company believes its estimates are adequate, actual results could differ from those estimates.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997

                                   (Continued)


       (d)    Revenue Recognition

              Revenue from product sales is recognized at the time of shipment to the customer at which time transfer of ownership occurs. The Company provides for anticipated product returns, post sale support and warranty costs at the time of product shipment.

       (e)    Sources of Supply and Third-Party Manufacturing Relationships

              Certain components used in the manufacture of the Company's products are currently available only from single- or sole-source suppliers. In addition, the Company relies on a limited number of third parties to manufacture certain other components and subassemblies. Shortages resulting from a change in arrangements with these suppliers and manufacturers could cause delays in manufacturing and product shipments and possible deferral or cancellation of customer orders.

       (f)    Cash, Cash Equivalents and Marketable Securities

              The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, investments for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates fair market value, and are classified as held-to-maturity. The Company did not classify any investments as held-to-maturity at December 28, 1996 or December 27, 1997. Investments purchased to be held for indefinite periods of time and not intended at the time of purchase to be held-to-maturity are classified as available-for-sale and reported at fair market value. Unrealized losses on available-for-sale securities at December 27, 1997 were approximately $20,000. The investments that the Company has deemed available-for-sale include certificates of deposit, commercial paper, bankers' acceptances and corporate, state municipality and U.S. government debt securities. Cash equivalents are highly liquid investments with original maturities of three months or less. Marketable securities are highly liquid investment grade securities with original maturities of greater than three months. To date, the Company has not recorded any realized gains or losses.

                          EXCEL SWITCHING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

                                  (Continued)


         Cash, cash equivalents and marketable securities consist of the following (in thousands):

                                                            1996         1997

            Cash and cash equivalents-
              Cash                                         $ 4,016     $  1,655
              Time deposits                                     53        1,459
              Money markets                                      -        9,791
              Commercial paper                                   -       32,071
              Bankers' acceptance                                -        2,992
                                                           -------     --------

                   Total cash and cash equivalents         $ 4,069     $ 47,968
                                                           =======     ========

            Marketable securities-
              Time deposits                                $     -     $  2,004
              U.S. government and agency debt securities         -       31,090
              Municipality debt securities                       -        2,000
              Commercial paper                                   -        4,900
              Corporate debt securities                          -       26,935
                                                           -------     --------

                   Total marketable securities             $     -     $ 66,929
                                                           =======     ========

         The following table summarizes the remaining maturity of the Company's investments in debt securities as of December 27, 1997 (in thousands):

                         One year or less                 $ 83,343
                         One to five years                  14,647
                         Variable maturity                   2,000
                                                          --------

                                                          $ 99,990
                                                          ========
    (g)  Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods consist of materials, labor and manufacturing overhead. Inventories at December 28, 1996 and December 27, 1997 consist of the following (in thousands):

                                                     1996          1997

                   Raw materials                   $ 3,585        $   396
                   Work-in-process                   2,988          3,713
                   Finished goods                      785            631
                                                   -------        -------

                                                   $ 7,358        $ 4,740
                                                   =======        =======

                          EXCEL SWITCHING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

                                  (Continued)


    (h)  Depreciation and Amortization

         The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                                     Estimated
                     Description                                   Useful Lives

                Test equipment                                       2-5 years
                Buildings                                             40 years
                Office equipment, furniture and fixtures             2-7 years
                Building improvements                               7-40 years
                Assets under capital lease                             3 years

    (i)  Research and Development and Software Development Costs

         Research and development costs have been charged to operations as incurred. Capitalization of computer software costs begin upon the establishment of technological feasibility. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

    (j)  Concentrations of Credit Risk

         Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade accounts receivable. The Company's investments are in financial instruments of high quality. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. One significant customer accounted for approximately 34% and 15% of accounts receivable at December 28, 1996 and December 27, 1997, respectively. Another significant customer accounted for approximately 18% of accounts receivable at December 27, 1997 (see Note 9). To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

    (k)  Fair Value of Financial Instruments

         The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks approximate fair value since the interest rates on these instruments fluctuate with market interest rates.

                          EXCEL SWITCHING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

                                  (Continued)

    (l)  Earnings  per Share

         In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO) and is effective for fiscal years ending after December 15, 1997. The prior years' earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

         Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of both common equivalent shares and nominal issuances. Common equivalent shares include common stock options to the extent their effect is dilutive, based on the treasury stock method. Nominal issuances arise when a registrant issues common stock, options or warrants to purchase common stock or other potentially dilutive instruments for nominal consideration, as defined by SAB No. 98, in the periods preceding an IPO. During the period preceding the Company's IPO, the Company did not have any nominal issuances.

         The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                       1995      1996      1997

          Basic weighted average common shares
            outstanding                               27,962    28,090    28,756

          Weighted average common equivalent
            shares                                     3,860     4,607     5,605
                                                      ------    ------    ------

          Diluted weighted average shares
            outstanding                               31,822    32,697    34,361
                                                      ======    ======    ======

    (m)  New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

                          EXCEL SWITCHING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

                                  (Continued)


         In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to disclose similar prior period information upon adoption.

(2)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 28, 1996 and December 27, 1997 (in thousands):

                                                             1996          1997

         Mortgage and Security Agreement                   $ 2,485       $ 2,386
         Real Estate Promissory Note                             -           460
         Promissory note payable to a bank                     435           272
         Capital lease obligation--building                    997           926
         Capital lease obligation--equipment                   419           277
                                                           -------       -------

                                                             4,336         4,321

         Less--Current maturities                              499         4,213
                                                           -------       -------

                                                           $ 3,837       $   108
                                                           =======       =======

     In January 1998, the Company repaid all outstanding obligations under the Mortgage and Security Agreement, promissory note payable and the Real Estate Promissory Note. Accordingly, all outstanding balances as of December 27, 1997 have been reflected as current liabilities in the accompanying December 27, 1997 consolidated balance sheet.

     On April 21, 1995, the Company entered into a $2,600,000 Mortgage and Security Agreement with a bank to finance the purchase of two buildings and related land. The agreement required monthly principal and interest payments through April 2010. Interest accrued at prime (8.5% at December 27, 1997) plus .75%. The mortgage was collateralized by the two buildings and related land, which have a carrying value of approximately $3,100,000 at December 27, 1997. The Company was subject to certain restrictive covenants under this agreement.

                          EXCEL SWITCHING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

                                  (Continued)


     In June 1997, the Company purchased property to be used for the construction of an additional building. The purchase price of $575,000 and the construction costs were to be financed, in part, by a $2,100,000 Real Estate Promissory Note with a bank. In connection with the purchase, the bank advanced $460,000 under this note. Borrowings under this note bore interest at prime (8.5% at December 27, 1997) plus .25% and were secured by the property and a certificate of deposit in the amount of $385,000.

     During 1996, the Company entered into a promissory note with a bank for $489,000, the proceeds of which were used to fund building improvements and to retire a previous promissory note with the same bank in the original amount of $300,000. Borrowings under this note required monthly principal payments plus interest at prime (8.5% at December 27, 1997) plus 1% through August 1999.

     In 1995, the Company entered into a building lease that requires monthly payments of approximately $13,000 through July 2000. This lease includes a purchase option exercisable beginning in August 1998 for $875,000. Management intends to exercise this option and, accordingly, has recorded this lease as a capital lease obligation. The present value of the remaining lease payments and the purchase price have been recognized as the capital lease obligation using an effective rate of 8.3%.

     During 1996, the Company entered into an agreement with a leasing company, which provided for the sale and leaseback of certain equipment that had a net book value of approximately $474,000. Proceeds to the Company in connection with this sale were approximately $548,000. The resulting gain has been deferred and is being recognized ratably over the lease term. Under the terms of the agreement, the Company is required to make thirty-six monthly installments of approximately $16,000. The present value of the lease payments has been recognized as a capital lease obligation using an effective rate of 9%.

     Assuming the Company exercises its purchase option in 1998 with respect to the 1995 building lease, future maturities of the remaining capital lease obligations are as follows (in thousands):

                  1998                                     $ 1,167
                  1999                                         112
                                                           -------

                                                             1,279

                  Less--Amount representing interest            76

                  Total long-term obligations              $ 1,203
                                                           =======

                          EXCEL SWITCHING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 27, 1997

                                  (Continued)


(3)  LINE-OF-CREDIT ARRANGEMENT

     In December 1997, the Company's unsecured line-of-credit arrangement with a bank was amended to provide up to $15,000,000 in financing. Borrowings under this line bear interest at either the bank's base rate (8.5% at December 27, 1997) or the Eurodollar rate (5.7% at December 27, 1997) plus 1.75%. The Company is required to maintain certain restrictive covenants under this agreement. This agreement expires June 30, 1999. There were no borrowings outstanding under this agreement at December 28, 1996 or December 27, 1997.

(4)  INCOME TAXES

     The Company provides for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when the differences reverse.

     The components of the provision for income taxes are as follows (in thousands):

                                               1995          1996         1997
               Current-
                 Federal                     $ 3,054       $ 6,731      $11,249
                 State                           843         1,971        2,274
                                             -------       -------      -------

                                               3,897         8,702       13,523
                                             -------       -------      -------

               Deferred (prepaid)-
                 Federal                        (363)       (2,904)      (1,036)
                 State                          (124)         (513)        (310)
                                             -------       -------      -------

                                                (487)       (3,417)      (1,346)
                                             -------       -------      -------

                      Total provision        $ 3,410       $ 5,285      $12,177
                                             =======       =======      =======

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                           1995    1996    1997

        Income tax provision at federal statutory rate       34%     34%     35%
        Increase (decrease) in tax resulting from-
          State tax provision, net of federal benefit         6       6       5
          Research and development tax credits               (1)      -      (2)
          Other                                               -       -       2
                                                           ----    ----    ----

                 Effective tax rate                          39%     40%     40%
                                                           ====    ====    ====

                          EXCEL SWITCHING CORPORATION

                  Notes To Consolidated Financial Statements
                               December 27, 1997

                                  (Continued)



     The approximate income tax effect of each type of temporary difference composing the net deferred tax asset at December 28, 1996 and December 27, 1997 is as follows (in thousands):

                                                            1996         1997

           Difference in inventory accounting method      $   (275)   $   (778)
           Nondeductible reserves                            1,427       2,185
           Nondeductible accruals                            2,674       3,736
           Depreciation and amortization                       137           -
           Other temporary differences                        (202)        (36)
                                                          --------    --------

                 Net deferred tax asset                   $  3,761    $  5,107
                                                          ========    ========

(5)  STOCKHOLDERS' EQUITY

     (a) Initial Public Offering

         In November 1997, the Company completed an IPO of 4,500,000 shares of common stock at a per share price of $21. The Company received proceeds of approximately $87.1 million, net of underwriting discounts and commissions and offering expenses of approximately $7.4 million.

     (b) Common Stock

         On September 16, 1997, the Company restated its Articles of Organization to provide for authorized common stock of 100,000,000 shares, with a $.01 par value, 85,000,000 of which were designated as voting shares and 15,000,000 of which were designated as nonvoting shares. The accompanying consolidated financial statements have been retroactively restated for this change. Upon the effective date of the Registration Statement relating to the Company's IPO of common stock, all authorized and outstanding shares of nonvoting common stock were automatically converted, on a one-for-one basis, into shares of voting common stock.

         At December 27, 1997, there were 14,840,840 shares of common stock reserved for future issuance under the Company's stock option plans.

     (c) Preferred Stock

         In September 1997, the Board of Directors and sole voting stockholder authorized 10,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders. Currently, the Board of Directors has no plans to issue any shares of preferred stock.

                          EXCEL SWITCHING CORPORATION

                  Notes to Consolidated Financial Statements

                                  (Continued)


       (d)    Stock Splits

              On September 19, 1996, the Company declared a three-for-one split of the shares of common stock. On September 16, 1997, the Company declared a two-for-one split of the shares of common stock. All share and per share amounts for all periods presented have been adjusted to reflect these splits.

(6)    STOCK OPTION PLANS

       (a)    Stock Option Program

              The Company has granted nonqualified stock options to purchase shares of its common stock at exercise prices generally determined to be at fair market value by the Company's Board of Directors on the date of grant. Options are generally exercisable within 10 years of the original date of grant and vest over a period of up to five years from the date of grant. In some instances, options have been granted at exercise prices below the fair market value on the date of grant. The difference, if any, between the fair market value of shares of the Company's nonvoting common stock, as determined by the Company's Board of Directors, and the exercise price of the option is recognized as compensation expense over the vesting term. During 1995, 1996 and 1997, the Company recognized net compensation expense of approximately $243,000, $60,000 and $125,000, respectively. In November 1997, this program was terminated. There are 11,215,840 options outstanding under this program as of December 27, 1997.

       (b)    1997 Stock Option Plan

              In September 1997, the Company's Board of Directors and sole voting stockholder adopted the 1997 Stock Option Plan (1997 Plan). Under the terms of the 1997 Plan, incentive and nonqualified stock options may be granted to employees and consultants to purchase an aggregate of 3,000,000 shares of common stock. Subsequent to December 27, 1997, approximately 108,900 options were been granted under the 1997 Plan.

                          EXCEL SWITCHING CORPORATION

                  Notes to Consolidated Financial Statements
                               December 27, 1997

                                  (Continued)

       (c)    Director Option Plan

              The Company's Non-Employee Director Stock Option Plan (Director Option Plan) was adopted by the Board of Directors and sole voting stockholder in September 1997. The Director Option Plan provides for the grant of options to purchase an aggregate 225,000 shares of common stock to nonemployee directors of the Company. Each such director will be granted an option to purchase 30,000 shares upon election to the Board of Directors. In addition, each such director will be automatically granted an option to purchase 15,000 shares in each of the two years following the date such person becomes a director. These options will vest 1/3 on grant date, 1/3 one year from grant date and 1/3 two years from grant date. In November of 1997, three nonemployee directors were elected and each received 30,000 options at an exercise price of $21 per share.

       (d)    1997 Employee Stock Purchase Plan

              In September 1997, the Company's Board of Directors and sole voting stockholder approved the 1997 Employee Stock Purchase Plan, pursuant to which a maximum of 400,000 shares of common stock may be issued to participating employees in semiannual grants at a price equal to 85% of fair market value, as defined. No shares have been issued under this plan.

       (e)    Stock Option Activity

              Stock option activity under all plans for the three years in the period ended December 27, 1997 is as follows:

                                                     Number of      Weighted
                                                      Shares         Average
                                                                    Exercise
                                                                      Price

              Outstanding, December 31, 1994         6,639,840      $ 0.025
                 Granted                             1,491,000        0.333
                 Exercised                            (144,000)       0.002
                 Forfeited                             (96,000)       0.002
                                                   -----------      -------

              Outstanding, December 31, 1995         7,890,840        0.084
                 Granted                             1,997,500        4.250
                 Forfeited                             (30,000)       0.333
                                                   -----------      -------

              Outstanding, December 28, 1996         9,858,340        0.927
                 Granted                             1,574,100        9.471
                 Exercised                              (2,400)       1.000
                 Forfeited                            (124,200)       4.035
                                                   -----------      -------

              Outstanding, December 27, 1997        11,305,840      $ 2.083
                                                   ===========      =======

                          EXCEL SWITCHING CORPORATION

                  Notes to Consolidated Financial Statements
                               December 27, 1997


                                  (Continued)

              The following table summarizes information about stock options outstanding at December 27, 1997:

               Range of exercise prices          Number         Weighted        Number             Weighted
                                               Outstanding       Average      Exercisable           Average
                                                                Remaining                           Exercise
                                                               Contractual                           Price
                                                                  Life
                  $    0.002                    5,469,840         6.1          5,355,840           $  0.002
                       0.167                      930,000         6.9            687,600              0.167
                       0.333                    1,455,600         7.7            829,800              0.333
                     1.00- 2.33                   321,600         8.5             60,000              2.333
                     4.50- 6.00                 2,222,300         8.9            216,750              4.777
                     7.00-10.50                   391,300         9.3                  -                  -
                    11.50-15.50                   417,800         9.7                  -                  -
                    18.00-21.00                    97,400         9.9             30,000             21.000
                                              -----------                      ---------           --------

                                               11,305,840                      7,179,990           $  0.307
                                              ===========                      =========           ========

              Exercisable, December 28, 1996                                   6,356,940           $  0.046
                                                                               =========           ========

              Exercisable, December 31, 1995                                   5,840,040           $  0.029
                                                                               =========           ========

       (f)    Fair Value of Stock Options

              In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

              Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income would have been as follows:

                                                1995        1996        1997
              Net income (in thousands)-
                 As reported                 $  5,411    $  7,901    $ 18,616
                 Pro forma                      5,317       7,456      16,712

              Diluted earnings per share-
                 As reported                 $    .17    $    .24    $    .54
                 Pro forma                        .17         .23         .49

                          EXCEL SWITCHING CORPORATION

                  Notes to Consolidated Financial Statements
                               December 27, 1997

                                  (Continued)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                              1995         1996          1997

              Dividend yield                   -             -            -

              Volatility                     56.6%         56.6%         56.6%

              Risk-free interest rate      6.0%-6.5%     5.9%-6.8%     5.0%-6.6%

              Expected option term         7.5 years     7.5 years     5.0 years

              Weighted average fair value
                per share of options
                granted                      $.97          $5.64         $5.28


(7)    COMMITMENTS

       The Company leases certain equipment and office facilities under noncancelable operating leases, which expire at various dates through November 2001. Future minimum lease payments required under these leases at December 27, 1997 are approximately as follows (in thousands):

               Fiscal Year                      Amount

                  1998                         $    925
                  1999                              600
                  2000                              229
                  2001                              125
                                               --------

                                               $  1,879
                                               ========

       Total rent expense under these agreements for 1995, 1996 and 1997 was approximately $193,000, $1,062,000 and $1,172,000, respectively.

       During 1997, the Company began construction of a new office and research facility. As of December 31, 1997, the Company had incurred approximately $1.1 million of acquisition and construction costs, which are classified as construction in progress in the accompanying consolidated balance sheets. The Company estimates total facility costs to be approximately $3,700,000.

                          EXCEL SWITCHING CORPORATION

                  Notes To Consolidated Financial Statements
                               December 27, 1997

                                  (Continued)


(8)    EMPLOYEE BENEFIT PLAN

       The Company has a qualified 401(k) retirement savings plan covering all employees. Under this plan, participants may elect to defer a portion of their compensation, subject to certain limitations. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions into the plan. For fiscal years 1995, 1996 and 1997, the Company made contributions of approximately $209,000, $534,000 and $898,000, respectively.

(9)    SIGNIFICANT CUSTOMERS

       Sales to significant customers as a percentage of the Company's total revenues were as follows:

                                         1995      1996      1997

        Significant customer A           41%        37%      26%
        Significant customer B            -          -       10
        Significant customer C           11          -        -

(10)   ACCRUED EXPENSES

       Accrued expenses at December 28, 1996 and December 27, 1997 consist of the following (in thousands):

                                                        1996           1997

        Accrued sales returns                        $    1,243    $    4,397
        Accrued payroll and benefits                      1,322         2,297
        Accrued post-sales support and warranty           1,225         1,690
        Accrued marketing                                   352         1,166
        Accrued professional fees                           624           737
        Accrued other                                     1,041           869
                                                     ----------    ----------

                                                     $    5,807    $   11,156
                                                     ==========    ==========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Excel Switching Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Excel Switching Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 21, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for the purpose of complying with Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.


                                  ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 21, 1998

                                                                    SCHEDULE II


                          EXCEL SWITCHING CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

  Allowance for         Balance        Charged
    Doubtful           Beginning       to Cost      Deductions    Balance End of
    Accounts           of Period      or Expense   (Write-offs)       Period
  -------------        ---------      ----------   ------------   --------------

      1995              266,000        387,000          0             653,000

      1996              653,000        497,000      (171,000)         979,000

      1997              979,000        555,000      (184,000)       1,350,000