Form 10-K/A
period 1997-12-27
EXCEL SWITCHING CORP
filed 1998-05-01
CIK 1036261

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K/A
                         Amendment No. 1 to Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission File Number  0-23263

                          EXCEL SWITCHING CORPORATION
            -----------------------------------------------------
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

                            YES: [X]       NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant as of March 6, 1998 was $629,092,888 based on the price of $19.25 on that date as reported on the Nasdaq National
Market.   As of March 6, 1998, 32,720,200 shares of the Registrant's Common
Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "Report") if being filed to amend and restate Exhibit 27 to the Report. Such Exhibit 27 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission with the Report.

                                  SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 1998.

                         EXCEL SWITCHING CORPORATION

                         By: /s/ Robert P. Madonna
                            -----------------------------------------------
                            Robert P. Madonna
                            President, Chief Executive Officer and Chairman of the Board


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE(S)                               DATE
--------------------------------------  ------------------------------------------     ----------------------

/s/ Robert P. Madonna                   Director, President, Chief Executive           May 1, 1998
--------------------------------------  Officer and Chairman of the Board
Robert P. Madonna                       (Principal Executive Officer)

/s/ Stephen S. Galliker                 Vice President, Finance and                    May 1, 1998
--------------------------------------  Administration and Chief Financial
Stephen S. Galliker                     Officer (Principal Financial and
                                        Accounting Officer)

/s/ Christopher Stavros                 Director, Vice President, General Counsel      May 1, 1998
--------------------------------------  and Clerk
Christopher Stavros

/s/ Edward L. Breslow                   Director                                       May 1, 1998
--------------------------------------
Edward L. Breslow

/s/ John Loughlin                       Director                                       May 1, 1998
--------------------------------------
John Loughlin