Form 10-Q
period 1998-03-28
EXCEL SWITCHING CORP
filed 1998-05-12
CIK 1036261

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission File Number  0-23263

                          EXCEL SWITCHING CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                                    04-2992806
            -------------                                    ----------
(State or other jurisdiction of Employer              (I.R.S. Identification
     incorporation or organization)                           Number)

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

     As of May 5, 1998, there were 32,729,400 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                          EXCEL SWITCHING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  - FINANCIAL INFORMATION                                           PAGE
  ITEM 1.  Consolidated Condensed Financial Statements

     Consolidated Condensed Balance Sheets as of December 27, 1997
       and March 28, 1998                                                    3

     Consolidated Condensed Statements of Income for the
       three months ended March 29, 1997 and March 28, 1998                  4

     Consolidated Condensed Statements of Cash Flows for
       the three months ended March 29, 1997 and March 28, 1998              5

     Notes to Consolidated Condensed Financial Statements                    6

  ITEM 2.  Management's Discussion and Analysis of  Financial
            Condition  and Results of Operations                             8

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       16

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                17

  ITEM 2.  Changes in Securities and Use of Proceeds                        17

  ITEM 3.  Defaults Upon Senior Securities                                  18

  ITEM 4.  Submission of Matters to a Vote of Security Holders              18

  ITEM 5.  Other Information                                                18

  ITEM 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

                          EXCEL SWITCHING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    ASSETS

                                                                         DECEMBER 27,      MARCH  28,
                                                                             1997            1998
CURRENT ASSETS:
 Cash and cash equivalents                                                 $ 47,968         $ 48,226
 Marketable securities                                                       66,929           67,359
 Accounts receivable, net of reserves of $1,350                              12,843           14,048
 Inventories                                                                  4,740            5,609
 Prepaid taxes                                                                  122                -
 Deferred tax asset                                                           5,626            6,044
 Other current assets                                                         1,298            1,877
                                                                           --------         --------
     Total current assets                                                   139,526          143,163

PROPERTY AND EQUIPMENT, NET                                                  10,168           12,296
                                                                           --------         --------
                                                                           $149,694         $155,459
                                                                           ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term obligations                               $  4,213         $  1,078
 Accounts payable                                                             4,177            4,312
 Accrued expenses                                                            11,156           13,543
 Accrued income taxes                                                         3,606            3,654
                                                                           --------         --------
     Total current liabilities                                               23,152           22,587
                                                                           --------         --------
DEFERRED INCOME TAXES                                                           519              467
                                                                           --------         --------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                  108               64
                                                                           --------         --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value
  authorized--10,000,000 shares; no shares outstanding                            -                -
 Common stock, $.01 par value--authorized--100,000,000
  shares issued and outstanding32,592,000 and 32,722,200
  shares at December 27, 1997 and March 28, 1998, respectively                  326              327

 Additional paid-in capital                                                  88,134           89,376
 Deferred compensation                                                         (491)            (676)
 Unrealized loss on investments                                                 (20)              (2)
 Retained earnings                                                           37,966           43,316
                                                                           --------         --------
     Total stockholders' equity                                             125,915          132,341
                                                                           --------         --------
                                                                           $149,694         $155,459
                                                                           ========         ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                     MARCH 29,               MARCH 28,
                                                                       1997                    1998
Revenues                                                               $18,518                $25,556

Cost of Revenues                                                         5,860                  7,580
                                                                       -------                -------
     Gross profit                                                       12,658                 17,976
                                                                       -------                -------
Operating Expenses:
 Engineering, research and development                                   2,942                  4,726
 Selling and marketing                                                   2,297                  3,920
 General and administrative                                              1,959                  2,418
                                                                       -------                -------
     Total operating expenses                                            7,198                 11,064
                                                                       -------                -------

     Income from operations                                              5,460                  6,912

Other Income, net                                                           44                  1,648
                                                                       -------                -------

     Income before provision for income taxes                            5,504                  8,560

Provision for Income Taxes                                               2,201                  3,210
                                                                       -------                -------
Net Income                                                             $ 3,303                $ 5,350
                                                                       =======                =======
Basic Earnings per Share                                                  $.12                   $.16
                                                                       =======                =======
Diluted Earnings per Share                                                $.10                   $.14
                                                                       =======                =======

Basic Weighted Average Shares Outstanding                               28,090                 32,645

Diluted Weighted Average Shares Outstanding                             33,202                 38,936

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                         MARCH 29,              MARCH 28,
                                                                           1997                   1998
Cash Flows from Operating Activities:
 Net income                                                               $3,303                $ 5,350
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                              461                    725
  Unrealized gain on investments                                               -                     18
  Deferred income taxes                                                     (513)                  (470)
  Compensation expense associated with the grant of stock
   options, net of forfeitures                                                17                     40

  Changes in assets and liabilities
   Accounts receivable                                                      (416)                (1,205)
   Inventories                                                               956                   (869)
   Prepaid taxes                                                               -                    122
   Other current assets                                                       18                   (579)
   Accounts payable                                                          740                    135
   Accrued expenses                                                          974                  2,386
   Accrued income taxes                                                     (448)                 1,013
                                                                          ------                -------
             Net cash provided by operating activities                     5,092                  6,666
                                                                          ------                -------
Cash Flows from Investing Activities:
 Purchases of property and equipment                                        (585)                (2,853)
 Purchases of marketable securities, net                                       -                   (430)
                                                                          ------                -------
            Net cash used in investing activities                           (585)                (3,283)
                                                                          ------                -------
Cash Flows from Financing Activities:
 Payments on long-term obligations                                          (122)                (3,179)
 Proceeds from the exercise of stock options                                   -                     54
                                                                          ------                -------
            Net cash used in financing activities                           (122)                (3,125)
                                                                          ------                -------
Net Increase in Cash and Cash Equivalents                                  4,385                    258
Cash and Cash Equivalents, beginning of period                             4,069                 47,968
                                                                          ------                -------
Cash and Cash Equivalents, end of period                                  $8,454                $48,226
                                                                          ======                =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for
  Interest                                                                $   87                $    22
                                                                          ======                =======
  Taxes                                                                   $6,738                $ 2,545
                                                                          ======                =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Excel Switching Corporation (the "Company") for the year ended December 27, 1997 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 27, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 28, 1998 may not be indicative of the results that may be expected for the year ended December 26, 1998, or for any other period.

Note 2 - Earnings Per Share

          In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO) and is effective for fiscal years ending after December 15, 1997. The prior period's earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

          Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                        --------------------------------
                                                        MARCH 29, 1997    MARCH 28, 1998
                                                        --------------    --------------
Basic weighted average common shares outstanding            28,090             32,645

Weighted average common equivalent shares                    5,112              6,291
                                                            ------             ------
Diluted weighted average shares outstanding                 33,202             38,936
                                                            ======             ======

Note 3  Comprehensive Income

     Comprehensive income for the three month period ended March 28, 1998 is approximately $5,361,000. The difference between comprehensive income and net income relates to unrealized gains on marketable securities. There were no differences between comprehensive income and net income for the three month period ended March 29, 1997.

Note 4 - Significant Customers

     Sales to significant customers as a percentage of the Company's total revenues were as follows:

                                             THREE MONTHS ENDED
                                        --------------------------------
                                        MARCH 29, 1997    MARCH 28, 1998
                                        --------------    --------------
Significant Customer A                        *                 22.2%

Significant Customer B                      36.4%               10.2%

Significant Customer C                        *                 10.2%

* Sales derived from these customers were less than 10% of the Company's total revenues for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussions contain statements which may be "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Factors that might cause such a difference include those relating to: fluctuations in quarterly results of operations; dependence on and concentration of relationships with application developers, original equipment manufacturers
(OEMs) and systems integrators; length of sales cycle; concentration of customers; dependence on single and sole source suppliers; dependence on third-party manufacturers; and management of growth and hiring of additional personnel. Other factors may include, but are not limited to, those relating to the evolving market for telecommunication services; concentrated product family; risk of new product introductions; rapid technological change; dependence on key personnel; highly competitive market; and compliance with regulations and evolving industry standards; dependence on proprietary rights; risks associated with international sales; and other risks identified in the Company's Securities and Exchange Commission filings including those risks identified in the section entitled "Risk Factors" of the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K.

OVERVIEW

     Excel Switching Corporation (the "Company"), is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches. The Company sells to a variety of customers in the worldwide telecommunications market, including application developers, original equipment manufacturers ("OEMs") and systems integrators.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Condensed Statements of Income:

                                        THREE MONTHS ENDED
                                    ---------------------------
                                    MARCH 29,          MARCH 28,
                                      1997               1998
                                    --------           --------
Revenues........................      100.0%             100.0%
Cost of revenues................       31.6               29.7
                                      -----              -----
   Gross profit.................       68.4               70.3
                                      -----              -----
Operating expenses:
   Engineering, research and
     development................       15.9               18.5
   Selling and marketing........       12.4               15.3
   General and administrative...       10.6                9.5
                                      -----              -----
     Total operating expenses...       38.9               43.3
                                      -----              -----
   Income from operations.......       29.5               27.0
Other income, net...............         .2                6.5
   Income before provision for
     income taxes...............       29.7               33.5
Provision for income taxes......       11.9               12.6
                                      -----              -----
Net income......................       17.8%              20.9%
                                      =====              =====

THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 28, 1998

     Revenues. The Company's revenues consist of sales, primarily in the United States, of its open, programmable switching platforms and related components. Revenues increased 38% from $18.5 million in the three months ended March 29, 1997 to $25.6 million for the comparable period in 1998. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

          Revenues from the Company's five largest customers represented approximately 57.2% and 55.6% of the Company's revenues for the first quarters of 1997 and 1998, respectively. During the 1998 period the following customers represented greater than 10% of the Company's revenue: Qualcomm Incorporated represented approximately 22.2%; Comverse Network Systems (Comverse) (formerly Boston Technology, Inc.) represented approximately 10.2%; and Brite Voice Systems, Inc. represented approximately 10.2%. During the 1997 period Comverse was the only significant customer and represented approximately 36.4% of the Company's revenue. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant portion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase products at current levels, if at all.

     Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post sale support costs. Cost of revenues increased 29.4% from $5.9 million in the three months ended March 29, 1997 to $7.6 million for the comparable period in 1998. Gross margin increased from 68.4% in the first quarter of 1997 to 70.3% in the comparable period of 1998. The increase in gross margins is primarily attributable to lower component prices and changes in product mix.

     Engineering, Research and Development. Engineering, research and development costs consist primarily of compensation and related costs of engineering and development personnel, materials and supplies consumed in prototype development and related facility and equipment costs. Engineering, research and development costs increased 60.6% from $2.9 million in the first quarter of 1997 to $4.7 million for the comparable period in 1998. As a percentage of revenues, these costs were 15.9% and 18.5%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel.

     Selling and Marketing. Selling and marketing costs consist primarily of compensation and related costs for sales, marketing and customer support personnel, travel and advertising, trade show and other promotional activities. Selling and marketing costs increased 70.7% from $2.3 million in the first quarter of 1997 to $3.9 million for the comparable period of 1998. As a percentage of revenues, these costs were 12.4% and 15.3%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel as well as trade show and promotional activities during 1998.

     General and Administrative. General and administrative costs include compensation and related costs of management, finance and administrative personnel, professional services, costs to implement and maintain manufacturing and management information systems and other general corporate expenses. General and administrative costs increased 23.4% from $2.0 million in the first quarter of 1997 to $2.4 million for the comparable period in 1998. As a percentage of revenues, these costs were 10.6% and 9.5%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel.

     Other Income.  Other income is primarily composed of interest income.
Other income increased from $44,000 in the first quarter of 1997 to $1.6 million for the comparable period in 1998. This increase was primarily attributable to the interest income derived from the net proceeds of approximately $87.1 million received from the Company's initial public offering in November 1997.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% and 37.5% for the first quarters of 1997 and 1998. The decrease is effective tax rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $115.6 million, working capital of approximately $120.6 million and $15.0 million of funds available under a bank line of credit. At December 27, 1997, the Company had $114.9 million invested in cash, cash equivalents and marketable securities.

     In January 1998, the Company repaid all outstanding bank obligations totaling approximately $3.1 million under the Mortgage and Security Agreement, promissory note payable and the Real Estate Promissory Note. In January 1998, the Company executed a Purchase and Sale Agreement to purchase approximately 108,000 square feet of land for approximately $324,000 and also completed an agreement providing Excel with an option to purchase up to an additional 274,000 square feet of land at a total cost of approximately $821,000. This option does not expire until January 2000 subject to an annual, non-refundable payment of $71,000. The total cost of the land acquisition will be funded by existing cash resources.

     The Company believes that available cash and investments and cash funds generated from operations will be sufficient to meet the Company's anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements contained in this Quarterly Report on Form 10-Q that are not historical fact may constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Quarterly Report on Form 10-Q and other risks identified in the Company's Securities and Exchange Commission filings, including those risks identified in the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K.

     The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this report and in the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K. The following factors, among others, could cause actual results to differ materially from those set forth in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition:

     Fluctuations in Results of Operations. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation: (i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the commercial success of the Company's products; (iii) delays in the introduction of products or product enhancements by the Company and the Company's ability to introduce new products and technologies on a timely basis; (iv) the financial stability of the Company's major customers; (v) the timing of new product introductions or announcements by the Company or its competitors; (vi) the availability of adequate supplies of key components and assemblies and the adequacy of third-party manufacturing capabilities; (vii) the seasonality of the placement of customer orders; (viii) the timing and nature of selling and marketing expenses such as tradeshows and advertising campaigns; (ix) the timing of development expenditures and personnel changes; (x) the publications of opinions about the Company and its products, or its competitors or their products, by industry analysts; (xi) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors; and (xii) customer cancellation of orders and the gain or loss of significant customers, including those due to industry combinations. Moreover, any downturn in general economic conditions could precipitate significant reductions in corporate spending for telecommunications infrastructure, which could result in delays or cancellations of orders for the Company's products. The Company's expense levels have been relatively fixed and are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of revenues, and the Company's business, financial condition and results of operations would be materially adversely affected. The Company has historically operated with little backlog because its products are generally shipped within 60 days of acceptance of an order. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by the Company's customers to end users.

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

     Additionally, selling through indirect channels may limit the Company's information concerning the volume of products sold by the Company's customers to end users and the Company's contact with its end users. As a result, the Company's ability to forecast revenues accurately (notwithstanding the forecasts of its customers), elevate end-user satisfaction and recognize emerging end-user requirements may be hindered.

     Length of Sales Cycle. The time between the date of initial contact with a potential customer and large-scale commercialization of a new customer application or system based on the Company's products is often lengthy, typically ranging from 12 to 24 months or more, and is subject to delays over which the Company has little or no control, including customers' budgetary constraints, acceptance reviews, and the possibility of cancellation of projects by customers. Although the Company attempts to develop its products with the goal of shortening the time to market of its customers' products, the timing of the commercialization of a new customer application or service based on the Company's products is primarily dependent on the success and timing of a customer's own internal development program. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for services that the Company's products support. A delay in, or cancellation of, the sale of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's results of operation to vary significantly from quarter to quarter.

     Concentration of Customers. During the three months ended March 28, 1998 the following customers represented greater than 10% of the Company's revenue: Qualcomm Incorporated represented approximately 22.2%; Comverse Network Systems (Comverse) (formerly Boston Technology, Inc.) represented approximately 10.2%; and Brite Voice Systems, Inc. represented approximately 10.2%. In this same period, the Company's five largest customers accounted for approximately 55.6% of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or that the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Third-Party Manufacturers. The Company relies on a limited number of independent manufacturers, some of which are small, privately held companies, to provide certain components and assemblies made to the Company's specifications. These manufacturers substantially complete production of the Company's products, which are then shipped to the Company for final assembly and quality control. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties or a catastrophic event that resulted in a reduction or interruption in supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected until the Company was able to establish sufficient manufacturing capabilities from alternative sources. There can be no assurance that alternative manufacturing sources will be able to meet the Company's future requirements or that existing or alternative sources will continue to be available to the Company at favorable prices.

     Management Growth and Hiring of Additional Personnel. The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, engineering and administration staff and facilities. The Company has recently hired additional engineering, sales and other personnel. The Company is also implementing additional financial and management procedures which the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities

The following information is furnished with regard to all securities issued by the Registrant during the period ended March 28, 1998 that were not registered under the Securities Act of 1993, as amended (the "Securities Act").

During the three months ended March 28, 1998 options granted to employees of the Company under the Registrant's Stock Option Program were exercised for common stock, $.01 par value per share, as follows:

                         Number of      Exercise      Aggregate Purchase
        Date               Shares         Price               Price
---------------------  -------------  ------------  -----------------------
December 29, 1997                600        $ 0.33         $   200.01
February 4, 1998              25,200        $ 0.33         $ 8,400.41
February 4, 1998               5,000        $0.002         $     8.25
February 5, 1998              18,200        $ 0.33         $ 6,066.97
February 9, 1998                 300        $ 0.33         $   100.01
February 10, 1998              2,500        $ 0.33         $   833.38
February 13, 1998              2,000        $ 0.33         $   666.70
February 17, 1998                400        $ 0.33         $   133.34
February 23, 1998              4,000        $ 0.33         $ 1,333.40
February 25, 1998              1,000        $ 0.33         $   333.35
February 26, 1998              2,000        $ 0.33         $   666.70
March 3, 1998                 66,000        $ 0.33         $22,001.10
March 3, 1998                  3,000        $ 4.50         $13,500.00
                             -------                       ----------
                             130,200                       $54,243.62
                             =======                       ==========

All such issuances were made in reliance upon Rule 701 promulgated under the Securities Act

      (d) Use of Proceeds

      The Company has invested the net proceeds from the initial public offering in November 1997 in investment grade, interest-bearing securities. To date, the Company has utilized the net proceeds from the initial public offering as follows:


Net offering proceeds                           $87,106,000
Purchases of property and equipment              (2,853,000)
Payments on long term obligations                (3,179,000)
                                                -----------
Remaining offering proceeds, March 28, 1998     $81,074,000
                                                ===========

      None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

                                   Excel Switching Corporation
                                            (Registrant)



Dated:  May 11, 1998               /s/ Robert P. Madonna
                                   ---------------------
                                   Robert P. Madonna
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors (Principal
                                   Executive Officer)


Dated:  May 11, 1998               /s/ Stephen S. Galliker
                                   -----------------------
                                   Stephen S. Galliker
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

 EXHIBIT INDEX
 -------------

 Exhibit No.                  Description
 -----------                  -----------

     27            Financial Data Schedule (EDGAR)