Form 10-Q
period 1998-06-27
EXCEL SWITCHING CORP
filed 1998-08-11
CIK 1036261

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission File Number  0-23263

                          EXCEL SWITCHING CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                            04-2992806
       -------------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                            255 INDEPENDENCE DRIVE
                            ----------------------
                        HYANNIS, MASSACHUSETTS    02601
                        -------------------------------
              (Address of principal executive offices) (Zip code)

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

     As of August 3, 1998, there were 33,267,048 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                          EXCEL SWITCHING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of December 27,
            1997 and June 27, 1998                                         3

          Consolidated Condensed Statements of Income for the
          three and six months ended June 28, 1997 and June 27, 1998       4

          Consolidated Condensed Statements of Cash Flows for
            the six months ended June 28, 1997 and June 27, 1998           5

          Notes to Consolidated Condensed Financial Statements             6

     ITEM 2.  Management's Discussion and Analysis of  Financial
                Condition  and Results of Operations                       8

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk  17

PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                           18

     ITEM 2.  Changes in Securities and Use of Proceeds                   18

     ITEM 3.  Defaults Upon Senior Securities                             19

     ITEM 4.  Submission of Matters to a Vote of Security Holders         19

     ITEM 5.  Other Information                                           20

     ITEM 6.  Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                21

EXHIBIT INDEX                                                             22

                          EXCEL SWITCHING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in thousands, except share and per share data)

                                    ASSETS
                                                                           DECEMBER 27,        JUNE  27,
                                                                               1997               1998
                                                                                              (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                   $ 47,968          $ 75,428
 Marketable securities                                                         66,929            44,461
 Accounts receivable, net of reserves                                          12,843            15,910
 Inventories                                                                    4,740             5,995
 Prepaid taxes                                                                    122                 -
 Deferred tax asset                                                             5,626             6,261
 Other current assets                                                           1,298             1,860
                                                                             --------          --------
   Total current assets                                                       139,526           149,915

PROPERTY AND EQUIPMENT, NET                                                    10,168            15,731
                                                                             --------          --------
                                                                             $149,694          $165,646
                                                                             ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term obligations                                 $  4,213          $  1,060
 Accounts payable                                                               4,177             4,529
 Accrued expenses                                                              11,156            15,174
 Accrued income taxes                                                           3,606             2,432
                                                                             --------          --------
    Total current liabilities                                                   23,152            23,195
                                                                             --------          --------
DEFERRED INCOME TAXES                                                             519               249
                                                                             --------          --------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                    108                18
                                                                             --------          --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value
  Authorized--10,000,000 shares; no shares outstanding                              -                 -
 Common Stock, $.01 par value
  Authorized--100,000,000 shares
  issued and outstanding--32,592,000 and 33,167,160
   shares at December 27, 1997 and June 27, 1998                                  326               332
  Additional paid-in capital                                                   88,134            92,696
  Deferred compensation                                                          (491)             (627)
  Unrealized gain (loss) on investments                                           (20)                7
  Retained earnings                                                            37,966            49,776
                                                                             --------          --------

    Total stockholders' equity                                                125,915           142,184
                                                                             --------          --------
                                                                             $149,694          $165,646
                                                                             ========          ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 28,          JUNE 27,       JUNE 28,          JUNE 27,
                                                      1997              1998           1997              1998

REVENUES                                            $20,537            $28,739       $39,055            $54,295

COST OF REVENUES                                      6,173              8,508        12,033             16,088
                                                    -------            -------       -------            -------

   Gross profit                                      14,364             20,231        27,022             38,207
                                                    -------            -------       -------            -------

Operating Expenses:
 Engineering, research and development                3,075              5,017         6,017              9,743
 Selling and marketing                                2,585              3,762         4,882              7,682
 General and administrative                           1,892              2,576         3,851              4,994
                                                    -------            -------       -------            -------

   Total operating expenses                           7,552             11,355        14,750             22,419
                                                    -------            -------       -------            -------

   Income from operations                             6,812              8,876        12,272             15,788

OTHER INCOME, NET                                        50              1,459            94              3,107
                                                    -------            -------       -------            -------

   Income before provision
     for income taxes                                 6,862             10,335        12,366             18,895

PROVISION FOR INCOME TAXES                            2,745              3,876         4,946              7,086
                                                    -------            -------       -------            -------

NET INCOME                                          $ 4,117            $ 6,459       $ 7,420            $11,809
                                                    =======            =======       =======            =======

BASIC EARNINGS PER SHARE                               $.15               $.20          $.26               $.36
                                                    =======            =======       =======            =======

DILUTED EARNINGS PER SHARE                             $.12               $.17          $.22               $.30
                                                    =======            =======       =======            =======

BASIC SHARES OUTSTANDING                             28,090             32,988        28,090             32,817

DILUTED  SHARES OUTSTANDING                          33,591             39,083        33,396             39,008

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                SIX MONTHS ENDED
                                                                         JUNE 28,               JUNE 27,
                                                                           1997                   1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $ 7,420                $11,809
 Adjustments to reconcile net income to net cash provided by operating activities--
 Depreciation and amortization                                             1,008                  1,482
 Unrealized gain on investments                                                -                     27
 Deferred income taxes                                                    (1,058)                  (905)
 Compensation expense associated with the grant of stock
  options, net of forfeitures                                                 35                     89

 Changes in assets and liabilities--
   Accounts receivable                                                    (2,010)                (3,067)
   Inventories                                                             1,644                 (1,255)
   Prepaid taxes                                                               -                    122
   Other current assets                                                      154                   (562)
   Accounts payable                                                        1,241                    352
   Accrued expenses                                                        2,558                  4,018
   Accrued income taxes                                                   (1,337)                 2,961
                                                                         -------                -------

              Net cash provided by operating activities                    9,655                 15,071
                                                                         -------                -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                      (1,255)                (7,045)
 Purchases of marketable securities, net                                  (3,001)                22,468
                                                                         -------                -------

              Net cash used in investing activities                       (4,256)                15,423
                                                                         -------                -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term obligations                                          (243)                (3,243)
 Proceeds from the exercise of stock options                                   -                    209
                                                                         -------                -------

              Net cash used in financing activities                         (243)                (3,034)
                                                                         -------                -------

 NET iNCREASE IN CASH AND CASH EQUIVALENTS                                 5,156                 27,460

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,069                 47,968
                                                                         -------                -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 9,225                $75,428
                                                                         =======                =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for
   Interest                                                              $   187                $    45
                                                                         =======                =======

   Taxes                                                                 $ 7,286                $ 4,908
                                                                         =======                =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1--Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Excel Switching Corporation (the "Company") for the year ended December 27, 1997 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 27, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended June 27, 1998 may not be indicative of the results that may be expected for the year ended December 26, 1998, or for any other period.

Note 2--Earnings Per Share

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. In February 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98. This bulletin revises the SEC's guidance for calculating earnings per share with respect to equity security issuances before an initial public offering (IPO) and is effective for fiscal years ending after December 15, 1997. The prior periods' earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128 and SAB No. 98.

     Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

     The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 28,       JUNE 27,          JUNE 28,      JUNE 27,
                                                   1997           1998              1997          1998

Basic weighted average common
   shares outstanding                             28,090         32,988            28,090        32,817

Weighted average common
   equivalent shares                               5,501          6,095             5,306         6,191
                                                  ------         ------            ------        ------
Diluted weighted average
   shares outstanding                             33,591         39,083            33,396        39,008
                                                  ======         ======            ======        ======

Note 3--Comprehensive Income

     Comprehensive income for the three and six month periods ended June 27, 1998 is approximately $6,465 and $11,826, respectively. The difference between comprehensive income and net income relates to unrealized gains on marketable securities. There were no differences between comprehensive income and net income for the three and six month periods ended June 28, 1997.

Note 4--Significant Customers

     Sales to significant customers as a percentage of the Company's total revenues were as follows:

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          JUNE 28,       JUNE 27,           JUNE 28,       JUNE 27,
                                            1997           1998               1997           1998

Significant Customer A                       *              32%                 *             27%

Significant Customer B                      31%              *                 33%             *

* Sales derived from these customers were less than 10% of the Company's total revenues for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions contain statements which may be "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and facility construction requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Factors that might cause such a difference include those relating to: fluctuations in quarterly results of operations; dependence on and concentration of relationships with application developers, original equipment manufacturers
(OEMs) and systems integrators; length of sales cycle; concentration of customers; dependence on single and sole source suppliers; dependence on third-party manufacturers; and management of growth and hiring of additional personnel. Other factors may include, but are not limited to, those relating to the evolving market for telecommunication services; concentrated product family; risk of new product introductions; rapid technological change; dependence on key personnel; highly competitive market; and compliance with regulations and evolving industry standards; dependence on proprietary rights; risks associated with international sales; and other risks identified in the Company's Securities and Exchange Commission filings including those risks identified in the section entitled "Risk Factors" of the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K.

OVERVIEW

     Excel Switching Corporation (the "Company" or "Excel"), is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches. The Company sells to a variety of customers in the worldwide telecommunications market, including application developers, original equipment manufacturers ("OEMs") and systems integrators.

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

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Condensed Statements of Income:

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 28,        JUNE 27,          JUNE 28,         JUNE 27,
                                               1997            1998              1997             1998

Revenues                                      100.0%          100.0%            100.0%           100.0%
Cost of revenues                               30.1            29.6              30.8             29.6
                                              -----           -----             -----            -----
         Gross profit                          69.9            70.4              69.2             70.4
                                              -----           -----             -----            -----
Operating expenses:
    Engineering, research and
         development                           15.0            17.5              15.4             17.9
    Selling and marketing                      12.5            13.1              12.5             14.2
    General and administrative                  9.2             8.9               9.9              9.2
                                              -----           -----             -----            -----
         Total operating expenses              36.7            39.5              37.8             41.3
                                              -----           -----             -----            -----
         Income from operations                33.2            30.9              31.4             29.1
Other income, net                                .2             5.1                .2              5.7
                                              -----           -----             -----            -----
         Income before provision for
           income taxes                        33.4            36.0              31.6             34.8
Provision for income taxes                     13.4            13.5              12.6             13.0
                                              -----           -----             -----            -----
Net income                                     20.0%           22.5%             19.0%            21.8%
                                              =====           =====             =====            =====

THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 27, 1998

     Revenues. The Company's revenues consist of sales, primarily in the United States, of its open, programmable switching platforms and related components. Revenues increased 40% from $20.5 million in the three months ended June 28, 1997 to $28.7 million for the comparable period in 1998. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

     Revenues from the Company's five largest customers represented approximately 59% and 52% of the Company's revenues for the second quarters of 1997 and 1998, respectively. During the 1998 period Qualcomm Incorporated represented approximately 32% of the Company's revenue. During the 1997 period Comverse Network Systems (Comverse) (formerly Boston Technology, Inc.) represented approximately 31% of the Company's revenue. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant portion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase products at current levels, if at all.

     Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post sale support costs. Cost of revenues increased 38% from $6.2 million in the three months ended June 28, 1997 to $8.5 million for the comparable period in 1998. Gross margin increased from 69.9% in the second quarter of 1997 to 70.4% in the comparable period of 1998. The increase in gross margins is primarily attributable to lower component prices and changes in product mix.

     Engineering, Research and Development. Engineering, research and development costs consist primarily of compensation and related costs of engineering and development personnel, materials and supplies consumed in prototype development and related facility and equipment costs. Engineering, research and development costs increased 63% from $3.1 million in the second quarter of 1997 to $5.0 million for the comparable period in 1998. As a percentage of revenues, these costs were 15.0% and 17.5%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel.

     Selling and Marketing. Selling and marketing costs consist primarily of compensation and related costs for sales, marketing and customer support personnel, travel and advertising, trade show and other promotional activities. Selling and marketing costs increased 46% from $2.6 million in the second quarter of 1997 to $3.8 million for the comparable period of 1998. As a percentage of revenues, these costs were 12.5% and 13.1%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel as well as trade show and promotional activities during 1998.

     General and Administrative. General and administrative costs include compensation and related costs of management, finance and administrative personnel, professional services, costs to maintain manufacturing and management information systems and other general corporate expenses. General and administrative costs increased 36% from $1.9 million in the second quarter of 1997 to $2.6 million for the comparable period in 1998. As a percentage of revenues, these costs were 9.2% and 8.9%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel as well as increases in corporate professional expenses.

     Other Income.  Other income is primarily composed of interest income.
Other income increased 2,818% from $50,000 in the second quarter of 1997 to $1.5 million for the comparable period in 1998. This increase was primarily attributable to the interest income derived from the net proceeds of approximately $87.1 million received from the Company's initial public offering in November 1997.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% and 37.5% for the second quarters of 1997 and 1998, respectively. The decrease in effective tax rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 27, 1998

     Revenues. Revenues increased 39% from $39.1 million in the six months ended June 28, 1997 to $54.3 million for the comparable period in 1998. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

     Revenues from the Company's five largest customers represented approximately 60% and 57% of the Company's revenues for the first six months of 1997 and 1998, respectively. During the 1998 period Qualcomm Incorporated represented approximately 27% of the Company's revenue. During the 1997 period Comverse represented approximately 33% of the Company's revenue. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant portion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase products at current levels, if at all.

     Gross Profit. Cost of revenues increased 34% from $12.0 million in the six months ended June 28, 1997 to $16.1 million for the comparable period in 1998. Gross margin increased from 69.2% in the first half of 1997 to 70.4% in the comparable period of 1998. The increase in gross margins is primarily attributable to lower component prices and changes in product mix.

     Engineering, Research and Development. Engineering, research and development costs increased 62% from $6.0 million in the first half of 1997 to $9.7 million for the comparable period in 1998. As a percentage of revenues, these costs were 15.4% and 17.9%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel.

     Selling and Marketing. Selling and marketing costs increased 57% from $4.9 million in the first half of 1997 to $7.7 million for the comparable period of 1998. As a percentage of revenues, these costs were 12.5% and 14.2%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel as well as trade show and promotional activities during 1998.

     General and Administrative. General and administrative costs increased 30% from $3.9 million in the first half of 1997 to $5.0 million for the comparable period in 1998. As a percentage of revenues, these costs were 9.9% and 9.2%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel as well as increases in corporate professional expenses.

     Other Income. Other income increased 3,205% from $94,000 in the first half of 1997 to $3.1 million for the comparable period in 1998. This increase was primarily attributable to the interest income derived from the net proceeds of approximately $87.1 million received from the Company's initial public offering in November 1997.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% and 37.5% for the first half of 1997 and 1998, respectively. The decrease in effective tax rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     At June 27, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $119.9 million, working capital of approximately $126.7 million and $15.0 million of funds available under a bank line of credit. At December 27, 1997, the Company had $114.9 million invested in cash, cash equivalents and marketable securities.

          During the period ended June 27, 1998, the Company completed construction of a new building for research and engineering activities. Building construction costs of approximately $3.7 million were financed through available cash resources and working capital.

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

     Concentration of Customers. During the three and six month periods ended June 27, 1998 Qualcomm Incorporated represented approximately 32% and 27%, respectively, of the Company's revenue. In this same period, the Company's five largest customers accounted for approximately 57% of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or that the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     While the Company believes its current and planned facilities are adequate to meet its needs through the next 12 months, future growth may require the Company to obtain additional or alternative facilities. Due to the limited supply of suitable additional or alternative office and manufacturing space in the Cape Cod, Massachusetts area, there can be no assurance that such space can be leased or acquired without substantial required renovations. Relocation of any segment of the Company's operations may disrupt business and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the local permitting and variance procedures for the renovation of buildings or new construction in the Cape Cod area are more onerous than found in metropolitan areas. Accordingly, there can be no assurance that the Company will not be required in the future to devote significant resources to the permitting and renovation of additional facilities or in relocating some or all of the Company's facilities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 22, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging certain of Summa Four, Inc.'s ("Summa Four") telecommunication equipment infringes three patents owned by the Company and seeking a finding of infringement of each of the three patents, an injunction against further infringement, and monetary damages. Summa Four has filed a counterclaim asserting the breach of a certain confidentiality agreement, and seeking unspecified damages. The Company has filed an answer specifically denying the allegations and raising several defenses to the claims raised in the counterclaim and has filed a motion for summary judgment on such claims. The case is in the early stages of litigation and the Company believes that resolution thereof will not have a material adverse effect on the financial position, results of operations or business of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

     The following information is furnished with regard to all securities issued by the Registrant during the period ended June 27, 1998 that were not registered under the Securities Act of 1993, as amended (the "Securities Act").

     During the three months ended June 27, 1998 options granted to employees of the Company under the Registrant's Stock Option Program were exercised for common stock, $.01 par value per share, as follows:

                                                       Aggregate
                           Number of     Exercise      Purchase
          Date               Shares       Price          Price
-------------------------  ----------  ------------  --------------
     April 27, 1998          5,200       $0.33335      $1,733.42
     April 29, 1998          2,000       $0.33335      $  666.70
     April 30, 1998          1,000       $0.33335      $  333.35


All such issuances were made in reliance upon Rule 701 promulgated under the Securities Act

     (d) Use of Proceeds

     The Company has invested the net proceeds from the initial public offering in November 1997 in investment grade, interest-bearing securities.

To date, the Company has utilized the net proceeds from the initial public offering as follows:

Remaining offering proceeds, March 28, 1998     $81,074,000
Purchases of property and equipment              (4,192,000)
                                                -----------
Remaining offering proceeds, June 27, 1998      $76,882,000
                                                ===========

     None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 8, 1998, the Company held its 1998 Annual Meeting of Stockholders.

         (b) At such meeting, the following nominees and current board members, Robert P. Madonna, Christopher Stavros, Edward L. Breslow and John Loughlin, were re-elected to the Board of Directors to hold office until the next Annual Meeting of Stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal.

         (c) At the meeting, the stockholders of the Company voted:

             (1) To fix the number of directors at four (4) and to elect a Board of Directors to serve for the ensuing year or until their respective successors are elected and qualified or until their earlier resignation or removal. The votes cast were as follows:

                             Votes            Votes        Votes         Votes           Broker
                          -----------      ----------   -----------   -----------      -----------
                              For            Against     Withheld      Abstained        Non-votes
                          -----------      ----------   -----------   -----------      -----------
  Robert P. Madonna        28,122,554          N/A         5,344          N/A              N/A
  Christopher Stavros      28,123,454          N/A         4,444          N/A              N/A
  Edward L Breslow         28,123,454          N/A         4,444          N/A              N/A
  John Loughlin            28,123,454          N/A         4,444          N/A              N/A

             (2) To ratify the selection of Arthur Andersen LLP, as independent auditors for the fiscal year ending December 26, 1998. The votes cast were as follows:

                             Votes            Votes        Votes         Votes           Broker
                          -----------      ----------   -----------   -----------      -----------
                              For            Against     Withheld      Abstained        Non-votes
                          -----------      ----------   -----------   -----------      -----------
  Arthur Andersen LLP    28,120,283           4,755         N/A          2,860             N/A
  Ratification

             (3) To transact such other business as may properly come before the meeting or any postponements or adjournments thereof. The votes cast were as follows:

                             Votes            Votes        Votes         Votes           Broker
                          -----------      ----------   -----------   -----------      -----------
                              For            Against     Withheld      Abstained        Non-votes
                          -----------      ----------   -----------   -----------      -----------
  Excel Switching Corp.   26,882,868         951,450       N/A          293,550            N/A
  Transact Business

         (d) No information provided due to inapplicability of item.

ITEM 5.  OTHER INFORMATION

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than December 4, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 17, 1999. In order to curtail any controversy as to the date on which the Company received a proposal, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Excel Switching Corporation
                                     (Registrant)



Dated:   August 11, 1998      /s/ Robert P. Madonna
                              ------------------------------------------------
                              Robert P. Madonna
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors (Principal
                              Executive Officer)


Dated:   August 11, 1998      /s/ Stephen S. Galliker
                              ------------------------------------------------
                              Stephen S. Galliker
                              Vice President, Finance and Administration and
                              Chief Financial Officer (Principal Financial and
                              Accounting Officer)

 EXHIBIT INDEX
 -------------

 Exhibit No.                  Description
 -----------                  -----------

        27        Financial Data Schedule (EDGAR)