Form 10-K/A
period 1997-12-27
EXCEL SWITCHING CORP
filed 1998-09-22
CIK 1036261

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K/A
                         AMENDMENT NO. 2 TO FORM 10-K

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

                            YES: [X]       NO: [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant as of September 1, 1998 was $118,175,644 based on the price of $18.75 on that date as reported on the Nasdaq
National Market.   As of September 1, 1998, 33,551,472 shares of the
Registrant's Common Stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.

  This Amendment No. 2 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "Report") is being filed to amend and restate Item 7 to the Report. Such Item 7 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission with the Report.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Statements of Income:

                                                                                       FISCAL YEAR
                                                                 ----------------------------------------------------------
                                                                   1995                     1996                     1997
                                                                 ---------                ---------                --------
Revenues......................................................     100.0%                   100.0%                   100.0%
Cost of revenues..............................................      33.5                     39.2                     30.0
                                                                   -----                    -----                    -----
  Gross profit................................................      66.5                     60.8                     70.0
                                                                   -----                    -----                    -----
Operating Expenses:
  Engineering, research and development.......................      22.4                     17.9                     14.9
  Selling and marketing.......................................       8.1                     10.7                     13.0
  General and administrative..................................      11.7                     10.3                      9.0
                                                                   -----                    -----                    -----
Total operating expenses......................................      42.2                     38.9                     36.9
                                                                   -----                    -----                    -----
Income from operations........................................      24.3                     21.9                     33.1
Other income (expense)........................................        .1                      (.6)                     1.6
                                                                   -----                    -----                    -----
Income before provision for income taxes......................      24.4                     21.3                     34.7
Provision for income taxes....................................       9.4                      8.5                     13.7
                                                                   -----                    -----                    -----
Net income....................................................      15.0%                    12.8%                    21.0%
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

  Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post sale support costs. Cost of revenues increased 9.5% from $24.3 million in 1996 to $26.6 million for 1997. Gross margin increased from 60.8% in 1996 to 70.0% in 1997. The increase in gross margin was primarily attributable to lower component prices, changes in product mix and increased manufacturing efficiencies as the Company increased its production volume in 1997, all of which the Company estimates represents approximately one half of the gross margin increase from 1996 to 1997. In addition, gross margins for 1996 were negatively impacted by the introduction of the EXS switching system and related technology which resulted in valuation adjustments of certain existing inventory components, which the Company estimates represents the other half of the gross margin increase from 1996 to 1997.

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

  The Company has experienced significant fluctuations in revenues, expenses and results from operations from quarter to quarter, and such fluctuations are likely to continue. The Company typically receives more product orders and generates greater revenues in the fourth quarter. During the last several years, revenues in the first quarter have typically been lower than those recorded in the preceding fourth quarter. The Company believes that this concentration of order placements in specific quarterly periods is due to customer's' buying patterns and budgeting cycles. A significant portion of the Company's revenues have been generated from a limited number of customers and it is difficult to predict the timing of future orders and shipments to these and other customers. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. See "--Concentration of Customers" and "Business-- Customers."

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

  Concentration of Customers.   Approximately 40.6%, 36.7% and 26.0% of the
Company's revenues in 1995, 1996 and 1997, respectively, were derived from sales to Comverse Network Systems (formerly Boston Technology, Inc.), approximately 10.2% of the Company's revenues in 1997 were derived from sales to QUALCOMM Incorporated and approximately 11.4% of the Company's revenues in 1995 were derived from sales to Ericsson Messaging Systems, Inc. In 1995, 1996 and 1997, the Company's five largest customers accounted for approximately 70.1%, 57.1% and 50.9%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers has entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or that the Company will be able to replace such purchases with sales to other customers. In January 1998, Boston Technology, Inc. merged with Comverse Technologies, Inc. In September 1997, Octel Communications Corporation, one of the Company's five largest customers in 1996 and 1997, was acquired by Lucent Technologies Inc. The Company cannot estimate the potential impact on its business of these two recent transactions. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers."

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

  Risk of New Product Introductions.   The Company intends to continue to invest
in product and technology development, including increasing port capacity and performance, the development of additional related software applications and tools, the improvement of third-party application integration, and the continued provision of updated product features and enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by the Company or its competitors may cause customers to defer or cancel the purchase of existing Company products. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Rapid Technological Change," "Business--
Products and Technology" and "Business--Research and Product Development."

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

  Dependence on Third-Party Manufacturers.   The Company relies on a limited
number of independent manufacturers, some of which are small, privately-held companies, to provide certain components and assemblies made to the Company's specifications. These manufacturers substantially complete production of the Company's products, which are then shipped to the Company for final assembly and quality control. In the event that any of the Company's subcontractors were to experience financial, operational, production or quality assurance difficulties or a catastrophic event that resulted in a reduction or interruption in supply to the Company, the Company's business, financial condition and results of operations would be materially adversely affected until the Company was able to establish sufficient manufacturing capabilities from alternative sources. There can be no assurance that alternative manufacturing sources will be able to meet the Company's future requirements or that existing or alternative sources will continue to be available to the Company at favorable prices. See "Business-- Manufacturing."

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

                                  SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of September 1998.

                          EXCEL SWITCHING CORPORATION

                          By:  /s/ Robert P. Madonna
                             ---------------------
                             Robert P. Madonna
                             President, Chief Executive Officer and Chairman of the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

            SIGNATURE                       TITLE(S)                                 DATE
            ---------                       --------                                 ----
-----------------------------------------------------------------------------------------------------

                                                                               September 21, 1998
/s/ Robert P. Madonna             Director, President, Chief Executive
-------------------------------   Officer and Chairman of the Board
Robert P. Madonna                 (Principal Executive Officer)

-----------------------------------------------------------------------------------------------------

                                                                               September 21, 1998
/s/ Stephen S. Galliker           Vice President, Finance and
-------------------------------   Administration and Chief Financial
Stephen S. Galliker               Officer (Principal Financial and
                                  Accounting Officer)

-----------------------------------------------------------------------------------------------------

                                                                               September 21, 1998
/s/ Christopher Stavros           Director, Vice President, General
-------------------------------   Counsel and Clerk
Christopher Stavros

-----------------------------------------------------------------------------------------------------

                                                                               September 21, 1998
/s/ Edward L. Breslow             Director
-------------------------------
Edward L. Breslow
-----------------------------------------------------------------------------------------------------


                                                                               September 21, 1998
/s/ John Loughlin                 Director
-------------------------------
John Loughlin