Form 10-Q
period 1998-09-26
EXCEL SWITCHING CORP
filed 1998-11-10
CIK 1036261

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 26,1998
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of October 29, 1998, there were 33,554,432 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                          EXCEL SWITCHING CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                              Page

PART I.       FINANCIAL INFORMATION

ITEM 1.       Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets as of December 27,1997  and
              September 26, 1998                                                                 3

              Consolidated Condensed Statements of Income for the three and nine months
              ended September 27, 1997 and September 26, 1998                                    4

              Consolidated Condensed Statements of Cash Flows for the nine months ended
              September 27, 1997 and September 26, 1998                                          5

              Notes to Consolidated Condensed Financial Statements                               6

ITEM 2.       Management's Discussion and Analysis of  Financial Condition and Results
              of Operations                                                                      9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                        21

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                 21

ITEM 2.       Changes in Securities and Use of Proceeds                                         22

ITEM 3.       Defaults Upon Senior Securities                                                   22

ITEM 4.       Submission of Matters to a Vote of Security Holders                               22

ITEM 5.       Other Information                                                                 22

ITEM 6.       Exhibits and Reports on Form 8-K                                                  22

              SIGNATURES                                                                        23

              EXHIBIT INDEX                                                                     24

                           EXCEL SWITCHING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS
                                                                  DECEMBER 27,        SEPTEMBER 26,
                                                                     1997                1998
                                                                                       (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                        $ 47,968             $ 64,581
 Marketable securities                                              66,929               64,635
 Accounts receivable, net of reserves                               12,843               21,528
 Inventories                                                         4,740                5,742
 Prepaid taxes                                                         122                    -
 Deferred tax asset                                                  5,626                6,077
 Other current assets                                                1,298                1,582
                                                                  --------             --------
   Total current assets                                            139,526              164,145
PROPERTY AND EQUIPMENT, NET                                         10,168               16,529
                                                                  --------             --------
                                                                  $149,694             $180,674
                                                                  ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term obligations                      $  4,213             $  1,021
 Accounts payable                                                    4,177                4,575
 Accrued expenses                                                   11,156               17,786
 Accrued income taxes                                                3,606                3,461
                                                                  --------             --------
   Total current liabilities                                        23,152               26,843
                                                                  --------             --------
DEFERRED INCOME TAXES                                                  519                  349
                                                                  --------             --------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                         108                    -
                                                                  --------             --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value
  Authorized--10,000,000 shares; no shares outstanding                   -                    -
 Common stock, $.01 par value
  Authorized--100,000,000 shares
  Issued and outstanding32,592,000 and 33,531,234 shares at
   dec. 27, 1997 and sep. 26, 1998                                     326                  335
 Additional paid-in capital                                         88,134               96,158
 Deferred compensation                                                (491)                (577)
 Unrealized gain (loss) on investments                                 (20)                 110
 Retained earnings                                                  37,966               57,456
                                                                  --------             --------
   Total stockholders' equity                                      125,915              153,482
                                                                  --------             --------
                                                                  $149,694             $180,674
                                                                  ========             ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEP. 27,       SEP. 26,         SEP. 27,     SEP. 26,
                                                     1997           1998             1997         1998
REVENUES                                            $23,570        $32,067         $62,625       $86,362

COST OF REVENUES                                      6,821          8,674          18,854        24,762
                                                    -------        -------         -------       -------

   Gross profit                                      16,749         23,393          43,771        61,600
                                                    -------        -------         -------       -------
OPERATING EXPENSES:
 Engineering, research and development                3,418          5,680           9,435        15,423
 Selling and marketing                                2,870          4,158           7,752        11,840
 General and administrative                           2,163          2,831           6,014         7,825
                                                    -------        -------         -------       -------

   Total operating expenses                           8,451         12,669          23,201        35,088
                                                    -------        -------         -------       -------

   Income from operations                             8,298         10,724          20,570        26,512

OTHER INCOME, NET                                       288          1,564             382         4,671
                                                    -------        -------         -------       -------
   Income before provision
     for income taxes                                 8,586         12,288          20,952        31,183

PROVISION FOR INCOME TAXES                            3,435          4,608           8,381        11,694
                                                    -------        -------         -------       -------

NET INCOME                                          $ 5,151        $ 7,680         $12,571       $19,489
                                                    =======        =======         =======       =======

BASIC EARNINGS PER SHARE                               $.18           $.23            $.45          $.59
                                                    =======        =======         =======       =======

DILUTED EARNINGS PER SHARE                             $.15           $.20            $.37          $.50
                                                    =======        =======         =======       =======

BASIC SHARES OUTSTANDING                             28,090         33,343          28,090        32,991

DILUTED  SHARES OUTSTANDING                          33,843         39,260          33,545        39,092

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                     SEP. 27,       Sep. 26,
                                                                       1997           1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $ 12,571       $19,489
 Adjustments to reconcile net income to net cash provided by operating activities
 Depreciation and amortization                                           1,620         2,317
 Unrealized gain on investments                                              -           130
 Deferred income taxes                                                    (568)         (621)
 Compensation expense associated with the grant of      stock
  options, net of forfeitures                                               83           139

 Changes in assets and liabilities
   Accounts receivable                                                     235        (8,685)
   Inventories                                                           2,059        (1,002)
   Prepaid taxes                                                             -           122
   Other current assets                                                   (309)         (284)
   Accounts payable                                                      1,642           398
   Accrued expenses                                                      4,895         6,630
   Accrued income taxes                                                   (692)        6,845
                                                                      --------       -------

              Net cash provided by operating activities                 21,536        25,478
                                                                      --------       -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                    (2,331)       (8,678)
 Purchases of marketable securities, net                               (14,451)        2,294
                                                                      --------       -------

             Net cash used in investing activities                     (16,782)       (6,384)
                                                                      --------       -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term obligations, net                                     90        (3,300)
 Proceeds from the exercise of stock options                                 -           819
                                                                      --------       -------

             Net cash used in financing activities                          90        (2,481)
                                                                      --------       -------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,844        16,613

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          4,069        47,968
                                                                      --------       -------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  8,913       $64,581
                                                                      ========       =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for Interest                             $    284       $    61
                                                                      ========       =======

   Taxes                                                              $  9,586       $ 5,358
                                                                      ========       =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          EXCEL SWITCHING CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-
Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Excel Switching Corporation (the "Company") for the year ended December 27, 1997 as reported in the Company's Annual Report on Form 10-K, as amended. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 27, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended September 26, 1998 may not be indicative of the results that may be expected for the year ended December 26, 1998, or for any other period.

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

     The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEP. 27,       SEP. 26,          SEP. 27,      SEP. 26,
                                                1997           1998              1997          1998

Basic weighted average common
   shares outstanding                          28,090         33,343            28,090        32,991

Weighted average common
   equivalent shares                            5,753          5,917             5,455         6,101
                                               ------         ------            ------        ------
Diluted weighted average
  shares outstanding                           33,843         39,260            33,545        39,092
                                               ======         ======            ======        ======

Note 3 - Comprehensive Income

     Comprehensive income for the three and nine month periods ended September 26, 1998 is approximately $7,744 and $19,570, respectively. The difference between comprehensive income and net income relates to unrealized gains on marketable securities. There were no differences between comprehensive income and net income for the three and nine month periods ended September 27, 1997.

Note 4 - Significant Customers

     Sales to significant customers as a percentage of the Company's total revenues were as follows:

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEP. 27,       SEP. 26,           SEP. 27,       SEP. 26,
                                            1997           1998               1997           1998
Significant Customer A                       *          14%                    *          22%

Significant Customer B                      25%          *                    31%          *

* Sales derived from these customers were less than 10% of the Company's total revenues for the period.

Note 5 - Acquisitions

     On September 30, 1998 the Company acquired all of the outstanding capital stock of Quantum Telecom Solutions, Inc., a New Jersey based provider of switch-configuration software. Total consideration of $9.0 million consisted of approximately $5.4 million of cash plus the issuance of promissory notes totaling $3.6 million. The promissory notes are payable over a two year period at an annual interest rate of 10%. The Company will account for the acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include cash, accounts receivable, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the fourth quarter. The Company is still in the process of completing the valuation of Quantum's business for purposes of purchase accounting with the assistance of an independent valuation consultant.

     On September 30, 1998 the Company acquired all of the outstanding capital stock of XNT Systems, Inc., a New Hampshire based supplier of intelligent switch control and comprehensive call-processing and control software. Total consideration of $8.25 million consisted of cash payments of approximately $2.2 million plus the issuance of promissory notes totaling $4.8 million. The promissory notes are payable over a three year period at an annual interest rate
of 10%.   In October 1998, the Company paid approximately $1.9 million to settle certain assumed liabilities of XNT. The Company will account for the acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include cash, accounts receivable, inventory, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the fourth quarter. The Company is still in the process of completing the valuation of Quantum's business for purposes of purchase accounting with the assistance of an independent valuation consultant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions contain statements which are "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding the sustainability of gross margins, the anticipated adequacy of cash resources to meet the Company's working capital and facility construction requirements, the anticipated purchase accounting for the Company's recent acquisitions, the Year 2000 issue and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Factors that might cause such a difference include those relating to: fluctuations in quarterly results of operations; dependence on and concentration of relationships with application developers, original equipment manufacturers (OEMs) and systems integrators; delayed or lengthy sales cycle; concentration of customers; dependence on single and sole source suppliers; dependence on third-party manufacturers; demands on resources due to the Company's management of growth and difficulty in hiring of additional personnel; and risks relating to acquisitions. Other factors may include, but are not limited to, those relating to the evolving market for telecommunication services; concentrated product family; risk of new product introductions; rapid technological change; dependence on key personnel; highly competitive market; compliance with regulations and evolving industry standards; dependence on proprietary rights; risks associated with international sales; and other risks identified in the Company's Securities and Exchange Commission filings including those risks identified in the section entitled "Risk Factors" of the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K, as amended.

OVERVIEW

     Excel Switching Corporation (the "Company" or "Excel") is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches. The Company sells to a variety of customers in the worldwide telecommunications market, including application developers, original equipment manufacturers ("OEMs") and systems integrators.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Condensed Statements of Income:

                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEP. 27,        SEP. 26,          SEP. 27,        SEP. 26,
                                           1997            1998              1997            1998
Revenues                                 100.0%          100.0%             100.0%         100.0%
Cost of revenues                          28.9            27.1               30.1           28.7
                                         -----           -----              -----          -----
         Gross profit                     71.1            72.9               69.9           71.3
                                         -----           -----              -----          -----
Operating expenses:
    Engineering, research and
         development                      14.5            17.7               15.0           17.9
    Selling and marketing                 12.2            13.0               12.4           13.7
    General and administrative             9.2             8.8                9.6            9.0
                                         -----           -----              -----          -----
         Total operating expenses         35.9            39.5               37.0           40.6
                                         -----           -----              -----          -----
         Income from operations           35.2            33.4               32.9           30.7
Other income, net                          1.2             4.9                 .6            5.4
                                         -----           -----              -----          -----
         Income before provision for
           income  taxes                  36.4            38.3               33.5           36.1
Provision for income taxes                14.5            14.4               13.4           13.5
                                         -----           -----              -----          -----
Net income                                21.9%           23.9%              20.1%          22.6%
                                         =====           =====              =====          =====


THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 26, 1998

     Revenues. The Company's revenues consist of sales, primarily in the United States, of its open, programmable switching platforms and related components. Revenues increased 36% from $23.6 million in the three months ended September 27, 1997 to $32.1 million for the comparable period in 1998. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

     Revenues from the Company's five largest customers represented approximately 54% and 43% of the Company's revenues for the third quarters of 1997 and 1998, respectively. During the third quarter of 1998 Qualcomm Incorporated represented approximately 14% of the Company's revenue. During the third quarter of 1997 Comverse Network Systems (Comverse) (formerly Boston Technology, Inc.) represented approximately 25% of the

Company's revenue. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant portion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase products at current levels, if at all. Further, there can be no assurance that the Company will be able to increase its revenues in future periods or be able to sustain its level of revenues or its rate of growth on a quarterly or annual basis.

     Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post sale support costs. Cost of revenues increased 27% from $6.8 million in the three months ended September 27, 1997 to $8.7 million for the comparable period in 1998. Gross margin increased from 71.1% in the third quarter of 1997 to 72.9% in the comparable period of 1998. The increase in gross margins is primarily attributable to manufacturing efficiencies producing larger volumes of product, lower component prices and changes in product mix. Management believes that the current levels of gross margin may not be sustainable in future quarterly periods.

     Engineering, Research and Development. Engineering, research and development costs consist primarily of compensation and related costs of engineering and development personnel, materials and supplies consumed in prototype development and related facility and equipment costs. Engineering, research and development costs increased 66% from $3.4 million in the third quarter of 1997 to $5.7 million for the comparable period in 1998. As a percentage of revenues, these costs were 14.5% and 17.7%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel and related compensation and benefit costs.

     Selling and Marketing. Selling and marketing costs consist primarily of compensation and related costs for sales, marketing and customer support personnel, related facility costs, travel and advertising, trade show and other promotional activities. Selling and marketing costs increased 45% from $2.9 million in the third quarter of 1997 to $4.2 million for the comparable period of 1998. As a percentage of revenues, these costs were 12.2% and 13.0%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel and related compensation and benefit costs. In addition, trade show and promotional activities during 1998 contributed to this increase.

     General and Administrative. General and administrative costs include compensation and related costs of management, finance and administrative personnel, professional services, costs to maintain manufacturing and management information systems and other general corporate expenses. General and administrative costs increased 31% from $2.2 million in the third quarter of 1997 to $2.8 million for the comparable period in 1998. As a percentage of revenues, these costs were 9.2% and 8.8%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel. In addition, corporate professional expenses relating to litigation and acquisition activities contributed to the increase.

     Other Income. Other income is primarily composed of interest income. Other income increased 443% from $288,000 in the third quarter of 1997 to $1.6 million for the comparable period in 1998. This increase was primarily attributable to the accumulation of approximately $105.9 million in cash and marketable securities since the third quarter of 1997 from operations and an initial public offering.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% and 37.5% for the third quarters of 1997 and 1998, respectively. The decrease in effective tax rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 26, 1998

     Revenues. Revenues increased 38% from $62.6 million in the nine months ended September 27, 1997 to $86.4 million for the comparable period in 1998. This increase resulted from the introduction of new or expanded offerings by existing customers incorporating the Company's products, the expansion of customers' existing markets and the introduction of applications by new and existing customers. In addition, revenues increased due to increased market penetration resulting from the efforts of the Company's expanded selling and marketing organizations.

      Revenues from the Company's five largest customers represented approximately 57% and 49% of the Company's revenues for the first nine months of 1997 and 1998, respectively. During the first nine months of 1998 Qualcomm Incorporated represented approximately 22% of the Company's revenue. During the first nine months 1997 Comverse represented approximately 31% of the Company's revenue. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant portion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase products at current levels, if at all. Further, there can be no assurance that the Company will be able to increase its revenues in future periods or be able to sustain its level of revenues or its rate of growth on a quarterly or annual basis.

     Gross Profit. Cost of revenues increased 31% from $18.9 million in the nine months ended September 27, 1997 to $24.8 million for the comparable period in 1998. Gross margin increased from 69.9% in the first nine months of 1997 to 71.3% in the comparable period of 1998. The increase in gross margins is primarily attributable to manufacturing efficiencies producing larger volumes of product, lower component prices and changes in product mix. Management believes that the current levels of gross margin may not be sustainable in future periods.

     Engineering, Research and Development. Engineering, research and development costs increased 63% from $9.4 million in the first nine months of 1997 to $15.4 million for the comparable period in 1998. As a percentage of revenues, these costs were 15.0% and 17.9%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel and related compensation and benefit costs. In addition, the Company consumed a greater amount of materials and supplies in the first nine months 1998 then in the comparable period of 1997.

     Selling and Marketing. Selling and marketing costs increased 53% from $7.8 million in the first nine months of 1997 to $11.8 million for the comparable period of 1998. As a percentage of revenues, these costs were 12.4% and 13.7%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel and related compensation and benefit costs. In addition, trade show and promotional activities during 1998 contributed to this increase..

     General and Administrative. General and administrative costs increased 30% from $6.0 million in the first nine months of 1997 to $7.8 million for the comparable period in 1998. As a percentage of revenues, these costs were 9.6% and 9.0%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in administrative, finance and information technology personnel as well as increases in corporate professional expenses.

     Other Income. Other income increased 1,123% from $382,000 in the first nine months of 1997 to $4.7 million for the comparable period in 1998. This increase was primarily attributable to the accumulation of approximately $105.9 million in cash and marketable securities since the third quarter of 1997.

     Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 40.0% and 37.5% for the first nine months of 1997 and 1998, respectively. The decrease in effective tax rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     At September 26, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $129.2 million, working capital of approximately $137.3 million and $15.0 million of funds available under a bank line of credit. At December 27, 1997, the Company had $114.9 million invested in cash, cash equivalents and marketable securities.

     Net cash provided by operations for the nine months ended September 27, 1997 and September 26,1998 totaled $21.5 million and $25.5 million, respectively. The increase in 1998 was primarily the result of increases profitability and accrued income taxes offset by an increase in accounts receivable. At September 26, 1998, the Company's accrued income tax and additional paid-in capital accounts reflect an approximately $7.0 million tax benefit relating to the exercise of stock options. Partially as a result of this benefit, tax payments made during the first nine months of 1998 were approximately $5.4 million compared to $9.6 million for the same period of 1997. Accounts receivable increased approximately 68% from December 27, 1997 largely as a result of increased revenue and the timing of order placement, shipment and collection.

     Net cash used in investing activities for the nine months ended September 27, 1997 and September 26, 1998 totaled $16.8 million and $6.4 million, respectively. The decrease primarily relates to a decrease in the dollar amount of investments purchased in 1998 with maturity dates of ninety-one days or greater.

     In September 1998, the Company exercised an option for $875,000 to
purchase a building under an existing capital lease arrangement.   In October
1998, the Company began construction of a 56,000 square foot addition to two existing buildings. Construction is expected to be completed by the end of the third quarter of 1999 at an estimated cost of approximately $5.0 million. The total construction costs will be funded by available cash resources.

     On September 30, 1998 the Company acquired all of the outstanding capital stock of Quantum Telecom Solutions, Inc., a New Jersey based provider of switch-configuration software. Total consideration of $9.0 million consisted of approximately $5.4 million of cash plus the issuance of promissory notes totaling $3.6 million. The promissory notes are payable over a two year period at an annual interest rate of 10%. The Company will account for the acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include cash, accounts receivable, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the fourth quarter. The Company is still in the process of completing the valuation of Quantum's business for purposes of purchase accounting with the assistance of an independent valuation consultant.

     On September 30, 1998 the Company acquired all of the outstanding capital stock of XNT Systems, Inc., a New Hampshire based supplier of intelligent switch control and comprehensive call-processing and control software. Total consideration of $8.25 million consisted of cash payments of approximately $2.2 million plus the issuance of promissory notes totaling $4.8 million. The promissory notes are payable over a three year period at an annual interest rate
of 10%.   In October 1998, the Company paid approximately $1.9 million to settle certain assumed liabilities of XNT. The Company will account for the acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include cash, accounts receivable, inventory, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the fourth quarter. The Company is still in the process of completing the valuation of Quantum's business for purposes of purchase accounting with the assistance of an independent valuation consultant.

     The Company believes that available cash and investments and cash funds generated from operations will be sufficient to meet the Company's anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

YEAR 2000 ISSUE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, they may
have problems properly recognizing 1/1/00 as January 1, 2000.   In less than two
years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" or "Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 issue.

     In 1997, the Company commenced a program to review the Y2K compliance status of the Company's product offerings and the software and systems used in its internal business processes. Suppliers of the components that make up Excel's products, as well as service providers, are being contacted in the Company's Y2K assessment as well.

     The Company has fully integrated Y2K testing into the development process for all its products. The Company believes that its entire EXS family of products, which includes the EXS, LNX and CSN systems, is generally Y2K compliant. Accordingly, the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not affect the performance of the Company's products with respect to the ability of such products to correctly create, store, process and output information related to such date data.
Excel's programmable switches are controlled by a host computer owned and operated generally by a customer or end user, and are typically integrated into telecommunication applications by application developers, original equipment manufactures and system integrators or other third parties. Excel's switch software is embedded, real time software. By design, date values are rarely used in Excel's products. Excel has thus far reviewed all its current products for Year 2000 compliance. The Company found no discrepancies with Y2K or leap year date processing during its internal testing. Excel believes that the PCX product line will also function properly with a host computer using DOS version
6.2 and beyond. This belief is based on internal test results and an engineering review of the PCX product line. In July 1998, Excel received ITAA*2000 certification from ITAA (Information Technology Association of America). ITAA's review program examined eleven discrete process areas deemed necessary to a successful Y2K conversion. ITAA's certification indicates that Excel meets the information technology's best software development practices for addressing the Year 2000 issue. Through discussions with suppliers and or reviews of publicly disclosed information, Excel also believes that its primary internal information systems used to support its operations (specifically, its ERP system, individual servers and workstations and common office applications) are Y2K compatible.

     The Company is in the process of contacting its major customers and critical suppliers of components, equipment and services to determine whether products and services obtained by the Company from such vendors or sold by the customer to third parties are Y2K compliant. The Company's suppliers and customers are under no contractual obligation to provide such information to the Company. The Company intends to continue its efforts to monitor the Y2K compliance of suppliers and major customers.

     Based on the information available to date, the Company believes it will be able to complete its Y2K compliance review and make modifications, if necessary, prior to the end of 1999. The Company is prioritizing its efforts to focus on Y2K discrepancies that would significantly impact operations. Nevertheless, to the extent the Company is relying on vendors or suppliers to notify Excel or resolve Y2K issues within their own products, the Company may experience delays in implementing such changes. If key systems, or a significant number of systems were to fail as a result of Y2K problems, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations. In addition, because the Company purchases many critical components from single or sole source suppliers, failure of any such supplier to adequately address issues relating to the Y2K problem in its own products or internal systems may have a material adverse effect on the Company's business, financial condition and results of operations.

     Because a majority of the Company's products are sold through application developers, original equipment manufacturers and system integrators or other third parties, users of the Company's products may experience Y2K problems as a result of the integration of the Company's Y2K compliant products with noncompliant Y2K products of third party suppliers. In certain circumstances, the Company has warranted to customers that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to the ability to create, store, process and output information related to such data. If any of these customers experience Y2K problems, such customers could assert claims for damages against the Company.

     To date the Company has not required a complete and separate budget for investigating and remedying issues related to Y2K compliance of the Company's own products or the software underlying systems used in its internal operations. The costs of Excel's Y2K initiative have been incorporated into existing workloads and budgets within the quality and engineering departments, and are not expected to be material to the Company's results of operations or financial position. Management will develop a contingency plan in the first quarter of 1999 based upon the results of Excel's supplier and customer readiness reviews. To the extent the Company has not adequately assessed its Y2K compliance, additional or significant Company resources may be spent on investigating and remedying Y2K issues and the expenditure of such resources may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements contained in this Quarterly Report on Form 10-Q that are not historical fact may constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Quarterly Report on Form 10-Q and other risks identified in the Company's Securities and Exchange Commission filings, including those risks identified in the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K, as amended.

     The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this report and in the Company's Annual Report for the fiscal year ended December 27, 1997 on Form 10-K, as amended. The following factors, among others, could cause actual results to differ materially from those set forth in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition:

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

     Dependence on Relationships with Application Developers, OEMs and Systems Integrators. The Company sells substantially all of its products to, and maintains strategic relationships with, application developers, original equipment manufacturers ("OEMs") and systems integrators which incorporate the Company's products into their service and product offerings. As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products. The development of an application or service for the telecommunications market can involve a substantial amount of time and expense. The delay or failure of a customer's application development program incorporating the Company's products could delay or prevent expected sales of the Company's products. The inability or cessation of customers to integrate the Company's products into their service and product offerings, product development delays by application developers and other customers, lack of market acceptance of the service and product offerings of the Company's customers or a customer's decision to market products manufactured by a competitor of the Company, or manufacture such products themselves, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Delayed or Lengthy Sales Cycle. The time between the date of initial contact with a potential customer and large-scale commercialization of a new customer application or system based on the Company's products is often lengthy, typically ranging from 12 to 24 months or more, and is subject to delays over which the Company has little or no control, including customers' budgetary constraints, acceptance reviews, and the possibility of cancellation of projects by customers. Although the Company attempts to develop its products with the goal of shortening the time to market of its customers' products, the timing of the commercialization of a new customer application or service based on the Company's products is primarily dependent on the success and timing of a customer's own internal development program. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for services that the Company's products support. A delay in, or cancellation of, the sale of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's results of operation to vary significantly from quarter to quarter.

     Concentration of Customers. During the three and nine month periods ended September 26, 1998 Qualcomm Incorporated represented approximately 14% and 22%, respectively, of the Company's revenue. In these same periods, the Company's five largest customers accounted for approximately 43% and 49%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers have entered into a long-term supply agreement requiring them to purchase a minimum amount of product from the Company. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or that the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Relating to Acquisitions.   The Company recently acquired Quantum
Telecom Solutions, Inc. and XNT Systems, Inc. The Company may also, from time to time, pursue the acquisition of other companies, assets, products and technologies. Acquisitions involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. Because management has limited experience in acquisitions in integrating acquired companies or technologies into its operations, the Company may not be able to manage one or more acquisitions successfully, or integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

     Demands on Resources due to Company's Management of Growth and Difficulty
in Hiring of Additional Personnel.   The Company has experienced growth in
revenues and expansion of its operations which have placed significant demands on the Company's management, engineering and administration staff and facilities. The Company has recently hired additional engineering, sales and other personnel. The Company is also implementing additional financial and management procedures which the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds

     The Company has invested the net proceeds from the initial public offering in November 1997 in investment grade, interest-bearing securities.

To date, the Company has utilized the net proceeds from the initial public offering as follows:


Remaining offering proceeds, June 27, 1998         $76,882,000
Purchases of property and equipment                 (1,633,000)
                                                   -----------
Remaining offering proceeds, September 26, 1998    $75,249,000
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

                              Excel Switching Corporation
                                      (Registrant)



Dated:   November 10, 1998    /s/ Robert P. Madonna
                              ---------------------
                              Robert P. Madonna
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors (Principal
                              Executive Officer)


Dated:   November 10, 1998    /s/ Stephen S. Galliker
                              -----------------------
                              Stephen S. Galliker
                              Vice President, Finance and Administration and
                              Chief Financial Officer (Principal Financial and
                              Accounting Officer)

EXHIBIT INDEX
-------------



EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

     27               Financial Data Schedule (EDGAR)