Form 10-K
period 1998-12-31
EXCEL SWITCHING CORP
filed 1999-03-31
CIK 1036261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES: /X/ NO: / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of March 22, 1999 was $194,825,744 based on the price of $26.875, the closing price of the Common Stock on that date as reported on the Nasdaq National Market. As of March 22, 1999, 34,465,955 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the Company's Proxy Statement, which is expected to be filed within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.

                           EXCEL SWITCHING CORPORATION

                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
                                                            PART I
       Item 1      Business                                                                                       3

       Item 2      Properties                                                                                     10

       Item 3      Legal Proceedings                                                                              11

       Item 4      Submission of Matters to a Vote of Security Holders                                            11

                                                            PART II

       Item 5      Market for Registrant's Common Equity and Related Stockholder Matters                          12

       Item 6      Selected Financial Data                                                                        13

       Item 7      Management's Discussion and Analysis of Financial Condition and Results of  Operations         14

       Item 7A     Quantitative and Qualitative Disclosures about Market Risk                                     28

       Item 8      Financial Statements and Supplemental Data                                                     29

       Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           29

                                                            PART III

       Item 10     Directors and Executive Officers of the Registrant                                             29

       Item 11     Executive Compensation                                                                         29

       Item 12     Security Ownership of Certain Beneficial Owners and Management                                 29

       Item 13     Certain Relationships and Related Transactions                                                 30

       Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               30

                   Signatures                                                                                     32


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

     Excel Switching Corporation is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches. The Company's products are currently deployed in telecommunications networks in 60 countries throughout the world.

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

     The Company sells to a variety of customers in the worldwide telecommunications market. Excel's customers integrate the Company's open, programmable switching platforms with their product offerings to address a variety of market applications for network providers, ranging from enhanced services such as voice messaging, one number services and prepaid debit cards, to wireless and wireline infrastructure services such as tandem, end-office, mobile switching centers, intelligent base station controllers and wireless local loop.

     Excel's products and technology are contained within the framework of Open Network Expansion Architecture ("ONE Architecture(TM)") which was introduced in February 1998. ONE Architecture is Excel's concept that its switching solutions provide an open, scalable and cost-effective solution for the telecommunication needs of network providers. ONE Architecture encompasses the existing family of switching products and related embedded software technologies described below.

EXCEL PRODUCT FAMILY

     The Company offers a family of open, programmable switching products for application developers, OEMs, systems integrators and network service providers. The Company's product family includes the EXS-2000 (formerly referred to as the LNX), a 2,048 port switching platform and the EXS-1000 (formerly referred to as the CSN), a 1,024 port switching platform. Multiple nodes of EXS-2000s or EXS-1000s can be easily linked to form an EXS system of up to 30,720 ports. The LNX and CSN product names have been changed to EXS-2000 and EXS-1000, respectively, to better reflect the continuity and common architecture shared across the entire EXS product line. All of the Company's EXS products can be used in a wide range of enhanced services and wireless and wireline infrastructure applications.

     All of Excel's products share a common embedded software architecture, allowing any specific application to run on any platform, and are designed with multiple levels of redundancy. All EXS switching platforms share a set of common card components which include network interface line cards such as T1, E1 and J1 interfaces, and service resource cards such as multi-function Digital Signal Processors, Primary Rate ISDN, SS7, DASS2 and DPNSS. Excel's network interface line cards provide direct connectivity to, and ease of integration with, a variety of international signaling protocols. The service resource cards provide customers with a range of common channel signaling and switching applications, offering network providers the ability to control their applications and the flexibility to expand to other services or signaling protocols as needed. Multiple cards can be installed on a single chassis to manage various signaling and call control capabilities or to provide fault tolerant configurations. In addition, the Company offers network interface line cards and service resource cards separately to allow customers to upgrade or enhance previously deployed switching platforms.

     The EXS-2000 is a 2,048 port, non-blocking, open, programmable switching platform that provides high performance and fault tolerance in a small chassis. With all modules supporting redundant configurations, the EXS-2000 is designed for central office environments requiring a high level of reliability and ease of maintainability. The EXS-2000 can operate as a stand-alone switch or as a node in Excel's patented EXS switching system, currently supporting scalability up to 30,720 non-blocking ports. The EXS-2000 consists of the 2,048 port matrix card residing in a 20-slot chassis, a host interface and a fully configurable combination of network interface line and service resource cards. All EXS-2000 cards can be replaced while the system is operating ("hot-swappable"), providing ease of maintenance and upgrading without interruption of service. The predecessor to the EXS-2000, the XLDX, is a 1,536 port programmable platform first installed in a central office environment in 1988. XLDX systems are still supported by the Company for customers with an XLDX installed base.

     The EXS-1000 is a 1,024 port, non-blocking, open, programmable switching platform that provides the same features and scalability as the EXS-2000 but in a more compact chassis. The EXS-1000 utilizes the same common cards for network line interfaces and service resources as well as utilizes common channel signaling packet engines and host interfaces as the EXS-2000, with the same reliability features such as hot-swappability and full redundancy. The EXS-1000 is suited for wireless applications where space constraints dictate the need for carrier-class switching within a compact chassis.

     The EXS system is an open, non-blocking system comprised of multiple EXS-2000 and or EXS-1000 programmable switching platforms distributed across EXNET, the Company's fiber optic expansion network. The current EXNET network can support up to 30,720 ports, encompassing combinations of EXS-2000s and or EXS-1000s. The patented EXS architecture is designed to allow further expansion beyond the current 30,720 ports. Parallel EXNET fiber networks can also be used to create fully redundant systems to ensure maximum availability and fault tolerance. Because each EXS node is a self-contained EXS-2000 or EXS-1000 switching platform, processing power can scale linearly as the system is expanded. Individual EXS-2000 or EXS-1000 nodes can be isolated and serviced without the entire system being brought out-of-service, providing ease of maintenance. Since each node can operate and process calls independently, total system reliability and availability is increased.

     The Company also offers another switching product, the PCX, which is designed for the customer premise equipment marketplace. The PCX is designed to provide a total solution in a small chassis and address the needs of midrange switching applications. The PCX is a PC-based, 512 port, non-blocking, open, programmable switching platform that supports the same programmable features and shares the same hardware and software architecture as the EXS-2000 and EXS-1000 platforms. With its PC-based platform, the PCX can support an internal host processor as well as internal voice processing resources. The PCX enables application developers to combine Excel's programmable switching features with industry-standard voice processing technology for a single, stand-alone solution. Although, sales of the PCX product were not significant in 1998, the Company continues to supply PCX components and support the existing installed customer base.

     A unique aspect of Excel's distributed architecture is its embedded patented Selective Space Switching technology which allows the platform's internal bus to switch traffic between any input or output port, DSP, packet engine resource or EXNET Controller without losing critical port capacity. Unlike traditional switches, with Selective Space Switching technology, available port capacity is not compromised as additional modules are added. When resource modules are added, the platform's switching capacity increases, and its full non-blocking switch port capacity is retained.

     Unlike traditional, proprietary switches, Excel's programmable platforms share a common, open, embedded software architecture designed to be programmable by third parties. The open programmability of Excel's switching platforms is based on its Application Programming Interface ("API") and its patented Programmable Protocol Language ("PPL").

     The API is a message-based protocol designed for communication between the programmable switching platform and the application software located on a host computer. Excel's open API allows the application software to access call processing control, configuration, maintenance and alarm reporting functions within the switch at a level that is not currently available in competitive products. The API also allows multiple host computers to attach to the EXS platform to provide multiple applications on a single platform or application load sharing architectures. Excel's API is embedded within the Company's switching product family.

     Excel's PPL is a patented technology that provides an easy and convenient mechanism for developers and operators to implement modifications without having to write complex software code. PPL provides a development environment at multiple programmable levels including signaling protocol and the call control and application service layers of the system software. PPL programmability is currently available at all layers except the application service layer. The Company is currently developing PPL programmability for the service layer.

     PPL provides the customer greater control over their development of competitive custom service offerings and an ability to independently customize the switching platform to add functionality. Software, including protocols, is developed and modified using a graphical user interface development environment, requiring the user to have only limited software programming experience. PPL can be layered in the call control layer to customize the EXS API to match external application requirements. This allows developers to create their own host-to-switch API to optimize their applications and services. With PPL, support personnel can implement detailed changes to the switching software on site without using expensive equipment or requiring additional technical personnel. These benefits provide increased software maintainability while reducing development costs and eliminating customized work for Excel and its customers.

     Excel's EXS programmable switching platforms supports the worldwide telecommunications industry's Signaling System 7 ("SS7") requirements. All phone systems require signaling to supervise or monitor the circuit, alert for incoming calls and transmit routing and destination signals over the network. Excel's products are also used in the Intelligent Network (IN), via its SS7 products. Excel's SS7 provides a robust, high-reliability, scalable SS7 solution that supports multiple layers of the SS7 model. Because it uses PPL technology, Excel's SS7 is highly programmable. With Excel's SS7, developers can build custom IN services, enabling service providers to offer a wide variety of competitive services to their subscribers. Excel's SS7 products support both domestic and international standards, and enable the Excel switch to operate either as an Intelligent Peripheral (IP) or a Service Switching Point (SSP) in the Intelligent Network.

     The Company's PPL, API and Selective Space Switching software technology are embedded within the system software of the switching products. The Company also sells certain separate software tools and applications including a PPL toolkit assists in the development of custom protocols and services, independent of the switch architecture.

     In September 1998, Excel acquired XNT Systems, Inc, a former Excel customer. Prior to the acquisition, XNT supplied network service providers with intelligent switch-control and comprehensive call-processing and control software applications that managed the underlying Excel switch platform. The acquired XNT technology enhances Excel's ability to offer its network service providers a turnkey infrastructure switching solution containing such service capabilities as tandem and end-office switching. In September 1998, the Company also acquired Quantum Telecom Solutions, Inc., a former Excel customer. Prior to the acquisition, Quantum provided its customers with software to configure and manage Excel switching platforms for use in networks. Both of these acquisitions provided Excel with switch-related technology and applications that increased both the functionality and the ease of programmability of the Excel switching platforms. On December 31, 1998, both acquired entities were merged into the Company.

CUSTOMERS

     During 1998, the Company sold its products to more than 150 customers engaged in a variety of areas of the telecommunications industry. The Company's customers include application developers, OEMs, systems integrators and service providers. Approximately 10.2% and 19.6% of the Company's revenues in 1997 and 1998, respectively, were derived from sales to QUALCOMM Incorporated and approximately 26.0% of the Company's revenues in 1997 were derived from sales to Comverse Network Systems (formerly Boston Technology, Inc.). No other customer accounted for greater than 10% of the Company's revenues for these periods. The primary end-users of the Company's products are public network providers, including LECs, IXCs, CLECs, wireless carriers and PTTs. The Company's products also are used by a number of large corporations to satisfy specific telecommunications requirements.

CUSTOMER SERVICE, SUPPORT AND TRAINING

     The Company provides pre- and post-sales engineering services and has a technical assistance center that provides support and service by telephone. The Company offers a variety of engineering services such as customer application design review, protocol development, product training, performance testing and field support. The Company has a fully equipped training facility and provides a wide range of training courses to its customers, both on- and off-site. The Company also has a fully equipped applications lab with call traffic load capabilities where customers can test and verify new applications or enhancements to existing applications. The Company's technical assistance center provides telephone support and service on a 24-hour, seven-day-a-week basis. To ensure that the Company is providing quality support services, the Company has a formal customer satisfaction program which involves senior management review and regularly scheduled customer support surveys. In addition, Company personnel meet regularly with customers to discuss product quality and customer satisfaction.

     The Company provides a product warranty on its hardware products, which generally covers a period of 14 months from shipment. This warranty coverage includes technical assistance, as well as product repair or product replacement, depending upon the circumstances of the warranty claim. In late 1998, Excel began to offer a warranty on the software embedded within its products. This warranty covers a period of 90 days and provides that the Excel embedded software shall be free from certain defects. In addition, Excel began to offer its customers an option to purchase service and support contract covering post-sales support. These post-sales support agreements provide additional technical support and professional services such as training, application planning, design consultation and implementation assistance. Under these agreements, customers generally will be charged an annual fee based upon the level of support requested. Through December 31, 1998, revenue from such agreements and other fees for support and services has been immaterial.

SALES AND MARKETING

     The Company has historically sold its products primarily to application developers, OEMs and systems integrators which incorporated the Company's products into their service and product offerings. During 1998, the Company began selling more of its products directly to service providers. The Company's principal marketing activities are to identify customers that could benefit from the Company's products, identify new markets for the Company's products and increase sales to existing customers.

     The sale of the Company's products is a multi-step and interdisciplinary process which can typically range from 12 to 24 months or more from initial customer contact to large-scale commercialization of a customer's application or service based on the Company's products. The initial evaluation stage, typically three to six months, is primarily the role of the Company's sales, marketing and engineering personnel, and members of the Company's senior management. The sales process involves educating potential customers on the functionality and benefits derived from using the Company's products. The next stage, which can involve members of both the Company's customer support and research and development organizations, involves providing the customer with the required training and technical support to integrate the Company's products into a new application or service. This stage of the sales process is generally the longest and is dependent upon an application or service provider's own internal application or service development program.

     The Company sells to its customers through its own sales force, from its headquarters, as well as from sales offices in California, Georgia, Illinois, Massachusetts, Ohio and Texas. In addition, the Company has home-based sales representatives in Connecticut and Maryland. The Company has foreign sales offices in Brussels, Belgium and Tokyo, Japan. The Company currently has no other offices outside the United States, but is exploring the establishment of additional foreign sales offices in Europe and Asia. To date, the Company has no firm commitments to establish such international sales offices and there can be no assurance that the Company will actually open any foreign offices. In addition, the Company maintains an inside sales group, located at its headquarters, which is responsible for platform configuration and price quotations, order administration and telephone sales activities. In order to create awareness, market demand and sales opportunities, the Company engages in a number of marketing activities which include exhibiting products and customer applications at industry trade shows, advertising in selected publications aimed at targeted markets, public relations activities with trade and business press, publication of technical articles and the distribution of sales literature, technical specifications and documentation.

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

     The Company is focusing its development efforts on: providing enhanced functionality to its products including increased port capacity, reliability and performance; the development of network switching software; the improvement of third-party application integration including packet data technology such as VoIP, RAS and other protocols; and enhancement of development tools. These research and development projects are being designed to: enhance the Company's turnkey switching solution for use by network service providers; enhance the ability to integrate voice, data and media resources onto a single switching platform; and to enable customers to shorten their application development cycle thereby improving time-to-market and reducing initial investment in research and development.

     The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of such new products and enhancements. It is possible that new products and enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by the Company or its competitors may cause customers to defer or cancel the purchase of existing Company products. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Furthermore, products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite extensive testing by the Company, errors may be found in new products or upgrades after commencement of commercial shipments, resulting in delays in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's engineering, research and development expenditures totaled approximately $11.1 million, $13.3 million and $22.7 million in 1996, 1997 and 1998, respectively. During 1998, Excel incurred one-time charges totaling $7.5 million for acquired in-process research and development relating to the acquisitions of XNT Systems, Inc. and Quantum Telecom Solutions, Inc. See "Management's Discussion and Analysis of Financial Condition" and "Notes to Consolidated Financial Statements" for more detailed disclosures relating to these acquisitions.

     The Company performs most of its research and product development activities at its principal offices in Hyannis, Massachusetts. In addition, the Company performs research and product development activities in offices located in New Jersey and New Hampshire. The Company has maintained International Standard Organization (ISO) 9001 registration for quality assurance in design, production, installation and service since originally receiving ISO 9002 certification in 1996 and ISO 9001 certification in 1997.

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

     Although the Company generally uses standard parts and components for its products, many critical components are purchased from sole or single source vendors for which alternative sources may not be currently available. Some of these components are available from only one supplier, for which there is no substitute at this time. Also, from time to time, Excel provides or resells various third party applications for use with its switching products. If supply of these components or third party applications should cease or become unavailable, the Company would be required to redesign its products or stop providing such applications with its products. Although the Company works closely with well-established vendors, the Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. With respect to third party applications, the Company intends to enter into supply contracts to assure availability. To date, the Company has generally been able to obtain adequate supplies in a timely matter from its primary vendors or, when necessary to meet production needs, from alternate vendors. In addition, the Company has been able to maintain relationships with application developers who provide third party applications. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However certain applications may be only available from a single developer. Delays or failure to identify an alternate vendor, if required, a reduction or interruption in supply, a significant increase in the price of components or the inability to maintain a relationship with a particular application developer would materially and adversely affect the Company's business, financial condition, results of operations and customer relationships.

COMPETITION

     The markets in which the Company competes are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of such markets. The telecom industry has also been subject to rapid consolidation of equipment suppliers by larger telecom and data network service providers.

     The Company currently competes principally on the basis of: (i) the breadth of its products' features and benefits; (ii) the flexibility, scalability, quality, ease of use, reliability and cost effectiveness of its products; and
(iii) the Company's reputation and the depth of its expertise, customer service and support. While the Company believes that overall, it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so.

     The Company competes or may compete directly or indirectly with the following categories of companies: (i) other manufacturers of programmable switches such as Cisco Systems, Inc. (primarily through its recent acquisition of Summa Four, Inc.), Redcom Laboratories, Inc. and Harris Corporation; (ii) large, well-established switch and telecommunications equipment manufacturers such as Alcatel Alsthom Compagnie Generale d'Electricite SA, Lucent Technologies Inc., Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson; and (iii) to a lesser degree, systems integrators and application developers whose switches are based on PC card-level products manufactured by companies such as Aculab Inc., Dialogic Corporation and Natural MicroSystems Corporation. In addition, several smaller companies have begun recently to manufacture programmable switching platforms. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, there can be no assurance that one or more of the Company's application developers will not begin to develop or market products in competition with the Company.

     Many of the Company's current and potential competitors have significantly greater financial, selling and marketing, technical, manufacturing and other resources than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company, however, does not believe any of its competitors are currently dominant in its industry segment. Some of the Company's competitors currently offer financing alternatives to their customers, a service that the Company does not generally provide at this time. The Company is investigating the possibility of establishing a relationship with an independent leasing company to offer a financing alternative to some or all of Excel's customers. It is not certain that the Company will be able to establish such a relationship or offer such financing alternatives in the future. Moreover, these companies may introduce additional products that are competitive with those of the Company or enter into strategic relationships to offer complete solutions which the Company does not currently offer. It is unknown whether the Company's products would compete effectively with such products.

     The Company believes that its open, programmable switching platform, with the Company's patented Selective Space Switching technology and Programmable Protocol Language, offers its customers a competitive advantage for flexible, scaleable and cost-effective switching capabilities. Although the Company believes these technological features represent advantages over its competitors, maintaining these advantages will require continued investment by the Company in research and development, selling and marketing and customer service and support. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets. Accordingly, it is uncertain whether the Company will be able to compete successfully against either current or potential competitors in the future.

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

     As of December 31, 1998, a total of 11 U.S. patents and nine foreign patents have been issued to the Company. The Company has a total of 21 U.S. patent applications and 62 international and foreign national patent applications pending. The U.S. issued patents cover various aspects of: (i) the architecture and division of call processing responsibility in the Company's PCX product; (ii) the design and internal construction of a rack-mountable chassis used with the Company's PCX product; (iii) the architecture of certain communications resource and I/O cards which may be used in conjunction with any of the Company's family of programmable switching platforms relating to the Company's Selective Space Switching technology; (iv) the PPL software which may be used, in conjunction with any of the Company's family of programmable switching platforms, to create or modify applications or communications protocols; (v) a line card redundancy arrangement for use in conjunction with the Company's EXS-2000 and EXS-1000 products; (vi) the architecture of and communication methods used with the Company's fiber optic expansion network, EXNET; and (vii) a universal application programming interface (API) used in the Company's products. The U.S. patents will expire at various times between the years 2008 and 2014. The Company also has the following pending: two U.S. trademark registrations; three foreign trademark registrations; six U.S. trademark applications; and 19 foreign trademark applications.

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. Although the Company has from time to time received communications from third parties asserting that the Company's products infringe or may infringe proprietary rights of third parties, the Company generally believes that none of such claims, if determined adversely to the Company, would have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company is presently involved in a legal proceeding involving among other things, a claim of patent infringement. See "Item 3 - Legal Proceedings" for further discussion. In its distribution agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the revenues the Company may have received from the customer. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected. The Company changed its name from Excel Inc. to Excel Switching Corporation in September 1997. Searches performed on the term Excel have revealed several registrations and numerous uses of that term, and terms substantially similar to it, alone and in combination with other terms and designs. Accordingly, there can be no assurance that third parties will not assert trademark infringement claims relating to the name Excel Switching Corporation in the future.

EMPLOYEES

     As of December 31, 1998, the Company employed 365 persons, including 162 in engineering, research and development, 85 in selling, marketing and customer service and support, 64 in manufacturing and 54 in finance, administration and management information systems. None of the Company's employees are represented by collective bargaining arrangements, and the Company believes that its relations with its employees are good. The Company expects to hire additional management, engineering, finance, sales and marketing personnel over the next 12 to 18 months to accommodate planned domestic and international expansion. The hiring of additional personnel will place additional demands on management's ability to assimilate, direct and supervise a growing work force. Accordingly, it is uncertain whether the Company will be successful in assimilating this growth in personnel.

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

ITEM 2.  PROPERTIES

     The Company's headquarters total approximately 128,000 square feet and are located in four buildings in Hyannis, Massachusetts. All of the buildings are owned by the Company and house the engineering, sales, marketing, administrative and manufacturing functions of the Company. During 1998, the Company initiated construction of an addition to connect two existing buildings, expected to be completed in 1999, which will add approximately 58,000 square feet of space for engineering and manufacturing activities.

     The Company also leases sales and support offices in San Jose and San Diego, California; Atlanta, Georgia; Rolling Meadows, Illinois; Newton, Massachusetts; Cleveland, Ohio; and Grapevine, Texas and leases research facilities in Concord, New Hampshire and Paramus, New Jersey. In addition, the Company leases sales and support offices in Brussels, Belgium and Tokyo, Japan. The Company intends to expand the capabilities and size of these offices and open additional offices, both domestically and internationally, as needs arise.

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

ITEM 3.  LEGAL PROCEEDINGS

     In 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging certain of Summa Four, Inc.'s ("Summa Four") telecommunication equipment infringes three patents owned by the Company and seeking a finding of infringement of each of the three patents, an injunction against further infringement, and damages. Summa Four filed a counterclaim asserting the breach of a certain confidentiality agreement, and seeking unspecified damages. The Company filed an answer denying the allegation of breach of the confidentiality agreement and raising several defenses to the claims raised in the counterclaim. On March 17, 1999, Summa served additional counterclaims alleging that certain of the Company's telecommunication equipment infringes a patent owned by Summa Four and seeking an injunction against further infringement and unspecified damages. The additional counterclaims further allege fraud, breach of duty of good faith and fair dealing, intentional misrepresentation and/or inducement, and unfair competition, and seek unspecified damages. The Company expects to file an answer denying the additional counterclaims and raise several defenses to the additional counterclaims. On March 20, 1999, the Court substituted Cisco Systems, Inc. ("Cisco") for Summa Four as defendant and counterclaimant, as a result of Cisco's acquisition of Summa Four. The case remains in the early stages of litigation and although the Company believes that the claims are without merit and intends to vigorously defend against such claims, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "XLSW". The following table sets forth the quarterly high and low sale prices per share of Common Stock since the Company's initial public offering on November 4, 1997, as reported by the Nasdaq National Market.


Fiscal Year Ended December 31, 1998                         High              Low
-----------------------------------                         ----             ----
First Quarter                                              $25.75          $16.25
Second Quarter                                              27.00           18.00
Third Quarter                                               27.88           16.00
Fourth Quarter                                              38.88           16.75

Fiscal Year Ended December 27, 1997

Fourth Quarter (from November 4, 1997)                     $27.88          $14.25


NUMBER OF HOLDERS - As of March 22, 1999, there were approximately 130 holders of record of the Company's Common Stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The Company believes there are over 400 beneficial owners of its Common Stock.

DIVIDEND POLICY - The Company does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all of its future earnings, if any, for use in the operation of the business. In addition, the Company's credit facility restricts the Company's payment of cash dividends.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING - On November 4, 1997 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, Commission file number 333-35791, relating to the initial public offering of the Company's Common Stock, $.01 par value. The offering commenced on November 4, 1997 and all shares covered by the Registration Statement were sold. The following sets forth certain information regarding the Company's application of the net proceeds therefrom through December 31, 1998.



        Net offering proceeds to the Company                                   $87,106,000
        Less:
              Purchases of property and equipment                               11,053,000
              Payments on long-term obligations                                  4,213,000
              Payments related to acquisitions                                   9,419,000
              Payments related to payroll                                        6,697,000
              Interest payments on debt obligations                                212,000
              Payments related to vendor purchases or taxes                     18,942,000
              Payment relating to customer's note receivable                     5,000,000
                                                                              ------------
        Remaining offering proceeds, December 31, 1998                         $31,570,000
                                                                             -------------
                                                                             -------------


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



                                                                                           FISCAL YEAR

                                                                       1994        1995         1996        1997         1998
                                                                  ---------   ---------    ---------   ---------    ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENTS OF INCOME DATA:


Revenues ......................................................   $  20,723   $  36,161    $  62,050   $  88,727    $ 123,258
Cost of .......................................................       7,074      12,100       24,312      26,631       35,603
                                                                  ---------   ---------    ---------   ---------    ---------
revenues
      Gross profit ............................................      13,649      24,061       37,738      62,096       87,655
                                                                  ---------   ---------    ---------   ---------    ---------
Operating expenses:
    Engineering, research and development .....................       3,301       8,117       11,121      13,260       22,679
    Selling and marketing .....................................         362       2,923        6,621      11,486       15,906
    General and administrative ................................       2,903       4,238        6,426       7,949       11,069
   Acquired in-process research and development                         --          --           --         --          7,459
                                                                  ---------   ---------    ---------   ---------    ---------
         Total operating expenses .............................       6,566      15,278       24,168      32,695       57,113
                                                                  ---------   ---------    ---------   ---------    ---------
         Income from operations ...............................       7,083       8,783       13,570      29,401       30,542
Other  income (expense) .......................................         (4)          38         (384)      1,392        6,127
                                                                   ---------   ---------    ---------   ---------    --------
         Income before provision for income taxes .............       7,079       8,821       13,186      30,793       36,669
Provision for income taxes ....................................       2,889       3,410        5,285      12,177       14,979
                                                                  ---------   ---------    ---------   ---------    ---------
Net income ....................................................   $   4,190   $   5,411    $   7,901   $  18,616    $  21,690
                                                                  ---------   ---------    ---------   ---------    ---------
                                                                  ---------   ---------    ---------   ---------    ---------

Basic earnings per share ......................................   $     .15   $   .19      $   .65     $    .28     $     .65
                                                                  ---------   ---------    ---------   ---------    ---------
                                                                  ---------   ---------    ---------   ---------    ---------
Diluted earnings per share ....................................   $     .13   $   .17      $   .24     $    .54     $     .55
                                                                  ---------   ---------    ---------   ---------    ---------
                                                                  ---------   ---------    ---------   ---------    ---------
Basic weighted average shares outstanding .....................      27,946      27,962       28,090      28,756       33,216
Diluted weighted average shares outstanding ...................      31,341      31,822       32,697      34,361       39,242



                                                                   DEC. 31,     DEC. 31,     DEC. 28,    DEC. 27,     DEC. 31,
                                                                    1994         1995         1996        1997         1998
                                                                  ---------   ---------    ---------   ---------    ---------
                                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital ...............................................   $   5,906   $  10,238    $  14,960   $ 116,374    $ 131,403
Total assets ..................................................       9,973      22,683       34,772     149,694      198,782
Long-term obligations, less current maturities ................         --        3,537        3,837         108        4,858
Total stockholders' equity ....................................       6,471      12,125       20,086     125,915      161,441



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "ITEM 1. BUSINESS", "ITEM 6. SELECTED FINANCIAL DATA", "ITEM. 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE INFORMATION DESCRIBED UNDER THE CAPTION "RISK FACTORS" BELOW.

OVERVIEW

     Excel Switching Corporation has been profitable since it was founded in 1988 and has financed its operations principally through cash generated from operations as well as proceeds from its initial public offering in November 1997. The Company has experienced significant revenue growth resulting from increased acceptance of programmable switching as a means of addressing the enhanced services and wireless and wireline infrastructure needs of network providers.

     During the early years of the Company's operations, revenues from one customer represented substantially all of the Company's annual revenues. The Company has since continued to penetrate new markets and broaden its customer base, establishing customer relationships with other application developers, OEMs, systems integrators and network service providers. With an emphasis on product development, the Company has continued to improve the capacity, functionality and features of its switching products.

     On September 30, 1998, the Company acquired all the outstanding capital stock of XNT Systems, Inc. and Quantum Telecom Solutions, Inc, both former Excel customers. These transactions have been accounted for as purchases and, accordingly, Excel's results of operations include the results for these two entities only for periods subsequent to the date of acquisition. Prior to the acquisition, XNT supplied network service providers with intelligent switch control and comprehensive call-processing and control software applications that managed the underlying Excel switch platform. This acquisition enhanced Excel's ability to offer network service providers a turnkey infrastructure switching solution. Prior to the acquisition, Quantum provided its customers with software to configure and manage Excel switching platforms for use in networks. Both of these acquisitions provided Excel with switch-related technology and applications that increased both the functionality and the ease of programmability of the Excel switching platforms. Effective December 31, 1998, XNT and Quantum were merged into the Company and are no longer incorporated entities.

     During 1998, Excel sold its products to more than 150 customers engaged in a variety of areas of the global telecommunications industry. Through December 31, 1998, the majority of the Company's revenues have been derived from sales to application developers, OEMs and systems integrators. The Company's products are sold through its direct sales force primarily to application developers, OEMs and systems integrators, which incorporate the Company's products into their service and product offerings. In addition, the Company's products are sold directly to end-users, particularly network service providers. The Company sells each of its switching platforms with a varying combination of network interface line cards and service resource cards that are specified by customer and application requirements. The Company also sells additional network interface line cards and service resource cards that allow customers to expand capacity and functionality and provide for redundancy of their installed systems.

     Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized at the time of delivery and acceptance, and after consideration of all the terms and conditions of the customer contract. Revenue from providing services and post-sale support is recognized at the time of performance. The Company provides for anticipated product returns and warranty costs at the time of revenue recognition. In addition, the Company adjusts reserves for the realizability of accounts receivable and inventory. While the Company believes its estimates for post-sale support, warranty costs, sales returns and the realizability of accounts receivable and inventory are adequate, actual results could differ from those estimates. Revenues from sales of software development tools and services such as technical support, training and product maintenance have not been significant to date. The Company has not capitalized any software development costs and all research and development costs have been expensed as incurred.

     The Company determines its requirements for its accrual for sales returns and allowances based upon a number of factors including the Company's historical sales credit activity, anticipated concessions on current sales, estimated product failures and sales trends. The accrual for sales returns and allowances was approximately $1.2 million, $4.4 million and $4.7 million at the end of fiscal years 1996, 1997 and 1998, respectively. The increase in the accrual for sales returns and allowances can be attributed to the volume increase in sales, the timing and significance of new product introductions and the increased complexity of the uses of the Company's equipment. During the first quarter of 1997, the amount of credits issued increased significantly, primarily as a result of the introduction of the EXS switching system and related technology. As a result of this increase in credit activity and in light of increasing sales volumes, management estimated that future claim volumes would be similar. During 1997, the provision for sales returns and allowances as a percentage of revenue averaged approximately 5.7%. In subsequent periods, as actual credits materialized at a lower than expected volume, the sales credit provision as a percentage of revenue declined. During 1998, this provision averaged 2.9% of revenues. Management does not anticipate a significant change in its requirements for its accrual for sales returns and allowances in the near term. However, new product introductions, sales trends and other activity will continue to influence management's estimates for such requirements.

     The Company's profitability is influenced by a number of factors, including pricing, cost of materials, product and technological advancements from research and development efforts and the expansion of its operations. The Company anticipates the addition of personnel and related infrastructure as it seeks to increase revenues, and to meet other strategic goals such as developing new products and technologies, broadening strategic partnerships with, and incorporating new applications for, its customers, entering new markets and expanding internationally. The Company anticipates that engineering, research and development expenses will increase in absolute dollars, and may increase as a percentage of revenues, as the Company pursues engineering efforts to provide enhanced functionality to its products, increase port capacity and develop additional software features. The Company also anticipates that selling and marketing expenses will increase in a similar fashion as the Company enters new markets and expands internationally.

     During 1998, the Company elected to change its fiscal year-end from the last Saturday in December to December 31 to better synchronize its fiscal periods with the majority of its customers and suppliers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Statements of Income:




                                                                              FISCAL YEAR
                                                                         1996       1997      1998
                                                                        ------     ------    ------
Revenues .........................................................      100.0%     100.0%    100.0%
Cost of revenues .................................................       39.2       30.0      28.9
                                                                        -----     ------    ------
     Gross profit ................................................       60.8       70.0      71.1
                                                                       ------     ------    ------
Operating Expenses:
     Engineering, research and development .......................       17.9       14.9      18.4
     Selling and marketing .......................................       10.7       13.0      12.9
     General and administrative ..................................       10.3        9.0       9.0
     Acquired in-process research and development .................       --          --       6.0
                                                                       ------     ------    ------
Total operating expenses .........................................       38.9       36.9      46.3
                                                                       ------     ------    ------
Income from operations ...........................................       21.9       33.1      24.8
Other income (expense) ...........................................        (.6)       1.6       5.0
                                                                       ------     ------    ------
Income before provision for income taxes .........................       21.3       34.7      29.8
Provision for income taxes .......................................        8.5       13.7      12.2
                                                                       ------     ------    ------
Net income .......................................................       12.8%      21.0%     17.6%
                                                                       ------     ------    ------
                                                                       ------     ------    ------


FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED
DECEMBER 27, 1997

     REVENUES. The Company's revenues consist of sales, primarily in the United States, of its open, programmable switching platforms and related network interface line cards and service resource cards. Revenues increased 38.9% from $88.7 million in 1997 to $123.3 million for 1998. The Company believes that the increase resulted from a number of factors. The Company's efforts to enhance the scalability, performance, capacity and functionality of its products has contributed to an increased interest in Excel's programmable switching platforms as a means of addressing the evolving needs of the telecommunications industry. This includes enhancements in the areas of switch management, PPL and SS7 as well as in infrastructure solution offerings. Over the past several years, the Company's customer base has also broadened, resulting in increased sales from a larger number of sources. The introduction of new or enhanced offerings by this growing customer base as well as the expansion of their markets resulted in an increased demand for Excel's products. Excel also increased its efforts to provide customers with assistance in designing, planning and testing new customer applications. The Company expanded or established relationships with a growing number of network service providers, resulting in an increased amount of direct sales to end-users. Revenues also benefited by the expansion of the selling and marketing organizations, including the establishment of two international sales organizations.

     Revenues from the Company's five largest customers represented approximately 50.9% and 45.0% of the Company's revenues for 1997 and 1998, respectively. QUALCOMM Incorporated represented approximately 10.2% and 19.6% of the Company's revenues for these same periods, respectively. Additionally, 26.0% of the Company's revenues in 1997 were derived from Comverse Network Systems. No other customer represented greater than 10% of the Company's revenues for these periods. The Company anticipates that revenues in 1999 from Qualcomm may decrease from the previous two fiscal years on both an absolute dollar and percentage of sales basis. Although the Company's largest customers have varied from period to period, the Company believes that revenues derived from current and potential large customers will continue to represent a significant proportion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. The volume level of future purchases, if any, by the Company's principal customers cannot be estimated based upon historical purchasing trends. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales.

     GROSS PROFIT. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post-sale support costs. Cost of revenues increased 33.7% from $26.6 million in 1997 to $35.6 million for 1998. Gross margin increased from 70.0% in 1997 to 71.1% in 1998. The increase in gross margin was primarily attributable to lower component prices, changes in the product mix, particularly in the number of line and resource cards shipped, and increased manufacturing efficiencies as the Company increased its production volume in 1998.

     ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development costs consist primarily of compensation and benefit related costs of engineering and development personnel, materials and supplies consumed in prototype development, related facility costs and depreciation of engineering and test equipment. All research and development costs, including software development costs, have been expensed as incurred. Engineering, research and development costs increased 71.0% from $13.3 million in 1997 to $22.7 million for 1998. As a percentage of revenues, these costs were 14.9% and 18.4%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel and, to a lesser extent, by increases in the consumption of prototype supplies and materials. Engineering and research personnel increased from 98 employees at the end of 1997 to 162 employees at the end of 1998.

     SELLING AND MARKETING. Selling and marketing costs consist primarily of compensation and benefit related costs for sales, marketing and customer support personnel, travel, advertising, trade show and other promotional activities and related facility costs. Selling and marketing costs increased 38.5% from $11.5 million in 1997 to $15.9 million for 1998. As a percentage of revenues, these costs were 13.0% and 12.9%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increase in sales, marketing and customer support personnel. In addition, increases during 1998 in trade show and promotional activities as well as facility related costs contributed to the overall increase in selling and marketing activities. Sales, marketing and customer support personnel increased from 69 employees at the end of 1997 to 85 employees at the end of 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative costs include compensation and benefit related costs of management, finance, management information systems and administrative personnel, professional services, costs to maintain manufacturing and management information systems and other general corporate expenses. General and administrative costs increased 39.3% from $7.9 million in 1997 to $11.1 million for 1998. As a percentage of revenues, these costs were 9.0% in both periods. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in professional fees associated with recruiting activities and legal and accounting activities, including those related to acquisition investigations, international expansion and litigation. In addition, increases in administrative, finance and information technology personnel contributed to the overall general and administrative costs. General and administrative personnel increased from 44 employees at the end of 1997 to 54 employees at the end of 1998.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the purchase of XNT in the fourth quarter of 1998, the Company allocated approximately $3.5 million of the $8.8 million purchase price to in-process research and development projects. In connection with the purchase of Quantum, also in the fourth quarter of 1998, the Company allocated approximately $4.0 million of the $8.9 million purchase price to in-process research and development projects. These allocations represent the estimated fair value related to the incomplete research and development projects. The estimated fair values were determined by an independent third party appraisal based upon risk-adjusted cash flow methodologies. These costs were expensed as non-recurring charges to operations as of the acquisition dates as the projects had not yet reached technological feasibility and had no alternative future use.

     XNT's primary projects in progress at the time of acquisition involved designing a technology and application platform for a next-generation ADS, XNT's core switch-control and call-processing control system. Overall, these projects were approximately 70% complete at the time of acquisition. The estimated revenues for the in-process technologies assumed compound annual growth rates of 60% in the five years following introduction, assuming the successful completion and market acceptance of the major research and development projects. These estimated revenues are expected to peak within five years of acquisition and then decline sharply as other new products and technologies enter the market. The cost of remaining efforts to complete the projects is estimated at approximately $583,000. It is expected that the remaining development work will be completed by the end of the third quarter of 1999.

     Quantum's critical in-process projects related to the SwitchKit toolkit which is a core switch control and application development toolkit. Overall, these projects were approximately 55% complete at the time of acquisition. The estimated revenues for the in-process technologies assumed compound annual growth rates of 32% in the three years following introduction, assuming the successful completion and market acceptance of the major research and development projects. These estimated revenues are expected to peak within three years of acquisition and then decline sharply as other new products and technologies enter the market. The cost of remaining efforts to complete the projects are estimated at approximately $1.2 million. It is expected that the remaining development work will be completed by the end of the second quarter of 1999.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product can be produced to meet its design requirements including functionality, features and technical performance requirements. Although the Company currently expects that the acquired in-process technology will be successfully developed, it is possible that commercial or technical viability of these products will not be achieved. Furthermore, future developments in the telecommunications industry, changes in programmable switching technology, changes in other product offerings, changes in technology requirements of telecom service providers or other developments may cause the Company to alter or abandon these plans.

     The value assigned to acquired in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk-adjusted revenues considering the completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, the importance of the completed development tasks and the elapsed portion of the total project time. The revenue projection used to value the in-process research and development is based upon management's estimate of the software component contributions of the respective software technologies intended to be integrated with the Excel switching products. Net cash flow estimates include selling, marketing and general administrative expenses as well as research and development expenses. Operating expenses were estimated based on historical results and management's estimates regarding possible profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were expected to decrease within two years following the acquisition.

     In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for core technology leverage and a return on goodwill and other intangibles. An appropriate risk-adjusted discount rate was selected to discount the net cash flows back to their present value. The discount rates selected for developed and in-process technology were 15% and 20%, respectively. These rates were calculated based upon an estimate of the cost of capital and the required rates of returns typical for companies at a similar stage of development. In the selection of these discount rates, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model. The discount rate utilized for the in-process technology was higher than Excel's WACC due to the risk of realizing cash flows from products that had yet to reach technological feasibility. The remaining identified intangibles will be amortized on a straight-line basis over four to ten years based upon the expected useful lives of developed technologies, retention of workforce and other intangible assets. If these projects are not developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets may also become impaired.

     OTHER INCOME (EXPENSE). Other income (expense), which primarily includes interest income and interest expense, increased from $1.4 million in 1997 to $6.1 million in 1998. This increase was primarily derived from a larger average balance of invested cash and securities during 1998.

     PROVISION FOR INCOME TAXES. The Company's effective rate for Federal and state income taxes was 39.5% and 40.8% for 1997 and 1998, respectively. The increase in the overall effective rate is primarily attributable to the effect of non-deductible goodwill and acquired in-process research and development related to the acquisition of XNT, offset by a decrease in the effective state income tax rate and the utilization of certain tax credits.

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

     Revenues from the Company's five largest customers represented approximately 57.1% and 50.9% of the Company's revenues for 1996 and 1997, respectively. Comverse represented approximately 36.7% and 26.0% of the Company's revenues for these same periods, respectively. Additionally, 10.2% of the Company's revenues in 1997 were derived from Qualcomm.

     GROSS PROFIT. Cost of revenues increased 9.5% from $24.3 million in 1996 to $26.6 million for 1997. Gross margin increased from 60.8% in 1996 to 70.0% in 1997. The increase in gross margin was primarily attributable to lower component prices, changes in product mix and increased manufacturing efficiencies as the Company increased its production volume in 1997, all of which the Company estimates represents approximately one-half of the gross margin increase from 1996 to 1997. In addition, gross margins for 1996 were negatively impacted by the introduction of the EXS switching system and related technology which resulted in valuation adjustments of certain existing inventory components, which the Company estimates represents the other half of the gross margin increase from 1996 to 1997.

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

     OTHER INCOME (EXPENSE). Other income (expense) increased from ($384,000) in 1996 to $1.4 million in 1997. This increase was primarily attributable to an increase in interest income derived from larger balances of invested cash and securities.

     PROVISION FOR INCOME TAXES. The Company's effective rate for Federal and state income taxes was 40.1% and 39.5% for 1996 and 1997, respectively. The decrease in effective rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $118.1 million, working capital of approximately $131.4 million and $15.0 million of funds available under a bank line of credit.

     During 1996, 1997 and 1998, cash provided by operating activities totaled $7.3 million, $27.2 million and $29.7 million, respectively. The increase in 1997 was primarily attributable to an increase in profitability, accounts payable and accrued expenses. The increase in 1998 was primarily attributable to an $11.6 million tax benefit resulting from the exercise of common stock options. This increase was offset by an $18.1 million increase in accounts receivable. Management believes the increase in accounts receivable at December 31, 1998 is due to a number of factors including: the increase in sales volume in the fourth quarter of 1998 as compared to the same quarter of 1997; the timing of order placements and shipments within the quarter; and an increase in sales to international customers and to network providers and other end-users. Sales to such customers typically require longer payment terms than the Company historically has extended to its established customer base. The Company expects this trend to continue as it seeks to increase revenues and further expand its business internationally and with network service providers.

     The Company's investing activities consumed $4.1 million, $70.4 million and $12.9 million in 1996, 1997 and 1998, respectively. The increase in 1997 was primarily attributable to the net $67.0 million purchases of marketable securities largely due to the net proceeds received from the Company's initial public offering in November 1997. The decrease in 1998 was primarily attributable to the net proceeds of approximately $11.5 million received from the sale or maturity of marketable securities during 1998 as opposed to the net purchases of $66.9 million in marketable securities in 1997. Other significant contributing factors included: an increase in expenditures totaling approximately $11.0 million related to the acquisition of property and equipment and the construction of a new building; the $7.4 million paid, net of cash received, in connection with the acquisitions of XNT and Quantum; and a payment of $5.0 million made in connection with promissory note issued by a customer.

     In October 1998, the Company initiated construction of an addition to connect two existing buildings. Construction is scheduled for completion by the end of the third quarter of 1999 at an estimated cost of approximately $7.0 million. Management anticipates that available cash resources will fund this construction.

     The Company's financing activities provided $48,000 and $87.1 million in 1996 and 1997 and consumed $2.3 million in 1998. During 1997, the Company received net proceeds of approximately $87.1 million from an initial public offering of common stock. During 1998, payments of $4.2 million on long-term debt obligations were offset by proceeds from the exercise of stock options of $1.5 million. In January 1998, the Company repaid all existing bank obligations totaling approximately $3.1 million under a Mortgage and Security Agreement, a promissory note payable and a Real Estate Promissory Note. In September 1998, the Company exercised an option for $875,000 to purchase a building under an existing capital lease arrangement. In connection with the acquisition of XNT and Quantum, the Company paid approximately $7.8 million and issued promissory notes totaling approximately $8.2 million. Such notes bear interest of 10% per annum and are payable at various dates through September 2001. Upon the occurrence of certain events, maturity of principal amounts may be accelerated or decelerated.

     The Company's unsecured line of credit arrangement with a bank provides up to $15.0 million in credit availability. Borrowings under this agreement bear interest, at the Company's discretion, at either the bank's base rate or the Eurodollar rate plus 1.75%. The agreement requires the Company to comply with certain financial covenants, including a ratio of liabilities to tangible net worth, a ratio of current assets to current liabilities and a minimum profitability covenant. The agreement also restricts the Company's ability to pay cash dividends. The Company was in compliance with these covenants as of December 31, 1998. There were no amounts outstanding under this line of credit during 1997 or 1998. The agreement expires June 30, 1999, however, the Company anticipates entering into a similar new or amended agreement.

     The Company does not have any other significant capital commitments and believes that available funds and cash generated from operations will be sufficient to meet the Company's working capital requirements for at least the foreseeable future. The Company plans to finance its long-term capital needs with available funds, together with available borrowings and cash flow from operations. To the extent that such funds are insufficient to finance the Company's activities, the Company may have to raise working capital through the issuance of additional equity or debt securities. However, such additional financial alternatives may not be available at such time or on acceptable terms.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     Many currently installed computer systems and software products are designed to accept only two-digit entries in the date code field. As a result, they may have problems properly recognizing 1/1/00 as January 1, 2000. In less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" or "Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 issue.

     In 1997, the Company commenced a program to review the Y2K compliance status of the Company's product offerings and the software and systems used in its internal business processes. Suppliers of the components that make up Excel's products, as well as service providers, are being contacted as part of the Company's Y2K assessment.

     The Company has integrated Y2K testing into the development process for all of its products. The Company believes that its entire EXS family of products, which includes the EXS, LNX and CSN systems, is generally Y2K compliant. Accordingly, the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not affect the performance of the Company's products with respect to the ability of such products to correctly create, store, process and output information related to such date data. Excel's programmable switches are controlled by a host computer owned and operated generally by a customer or end user, and are typically integrated into telecommunication applications by application developers, original equipment manufacturers and system integrators or other third parties. Excel's switch software is embedded, real time software. By design, date values are rarely used in Excel's products. Excel has thus far reviewed all its EXS products for Year 2000 compliance. The Company found no discrepancies with Y2K or leap year date processing during its internal testing. Excel believes that the PCX product line will also function properly with a host computer using DOS version 6.22 and beyond. This belief is based on an engineering review and internal test results of the PCX product line.

     In July 1998, Excel received ITAA*2000 certification from ITAA (Information Technology Association of America). ITAA's review examined eleven discrete process areas deemed necessary for a successful Y2K conversion. ITAA's certification indicates that Excel meets the information technology's best software development practices for addressing the Year 2000 issue. Through discussions with suppliers and or reviews of publicly disclosed information,

Excel also believes that its primary internal information systems used to support its operations (specifically, its ERP system, individual servers and workstations and common office applications) are Y2K compatible.

     The Company has also reviewed the product offerings resulting from the acquisitions of XNT and Quantum for Y2K compliance and believes they are generally Y2K compliant. Prior to being acquired by Excel, both XNT and Quantum performed their own Y2K assessment. Quantum's products use a 4-digit date code and, therefore, have no known Y2K problems. Excel received assurances from XNT that XNT's NT-based ADS software from version 5.14.98 forward had passed their internal Y2K testing. The DOS-based ADS software is scheduled for testing in the second quarter of 1999. These products and their related product development processes are currently being integrated into Excel's existing, ITAA-approved process for the development, test and release of enhancements.

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

     Based on the information available to date, the Company believes it will be able to complete its Y2K compliance review and make modifications, if necessary, prior to the end of 1999. The Company is prioritizing its efforts to focus on Y2K discrepancies that would significantly impact operations. Nevertheless, to the extent the Company is relying on vendors or suppliers to notify Excel or resolve Y2K issues within their own products, the Company may experience delays in implementing such changes. If key systems, or a significant number of systems were to fail as a result of Y2K problems, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations. In addition, because the Company purchases many critical components from single or sole-source suppliers, failure of any such supplier to adequately address issues relating to the Y2K problem in its own products or internal systems may have a material adverse effect on the Company's business, financial condition and results of operations.

     Because a majority of the Company's products are sold through application developers, original equipment manufacturers and system integrators or other third parties, users of the Company's products may experience Y2K problems as a result of the integration of the Company's Y2K compliant products with noncompliant Y2K products of third party suppliers. In certain circumstances, the Company has warranted to customers that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to the ability to create, store, process and output information related to such date data. If any of these customers experience Y2K problems, such customers could assert claims for damages against the Company.

     To date, the Company has not required a complete and separate budget for investigating and remedying issues related to Y2K compliance of the Company's own products or the software underlying systems used in its internal operations. The costs of Excel's Y2K initiative have been incorporated into existing workloads and budgets within the quality, engineering and information technology departments, and are not expected to be material to the Company's results of operations or financial position. Management will develop a contingency plan in the third quarter of 1999 based upon the results of Excel's supplier and customer readiness reviews. To the extent the Company has not adequately assessed its Y2K compliance, additional or significant Company resources may be spent on investigating and remedying Y2K issues and the expenditure of such resources may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

RISK FACTORS

     THIS REPORT CONTAINS STATEMENTS WHICH MAY BE "FORWARD-LOOKING" STATEMENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM EXPECTATIONS. IN PARTICULAR, STATEMENTS CONTAINED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" WHICH ARE NOT HISTORICAL FACTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING: THE ANTICIPATED ADEQUACY OF CASH RESOURCES TO MEET THE COMPANY'S WORKING CAPITAL REQUIREMENTS; ANTICIPATED REQUIREMENTS FOR THE ACCRUAL FOR SALES RETURNS AND ALLOWANCES; ANTICIPATED PAYMENT TERMS RELATING TO ACCOUNT RECEIVABLES; THE ANTICIPATED PROPORTION OF REVENUES TO BE DERIVED FROM A

LIMITED NUMBER OF CUSTOMERS; ANTICIPATED REVENUES FROM QUALCOMM; ANTICIPATED EXPENDITURES AND COMPLETION DATES WITH RESPECT TO RESEARCH AND DEVELOPMENT AND THE EXPANSION OF MARKETING AND SELLING EFFORTS; AND STATEMENTS REGARDING THE COMPANY'S READINESS FOR Y2K MAY CONSTITUTE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

     FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation: (i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the commercial success of the Company's products; (iii) delays in the introduction of products or product enhancements by the Company and the Company's ability to introduce new products and technologies on a timely basis; (iv) the financial stability of the Company's major customers; (v) the timing of new product introductions or announcements by the Company or its competitors; (vi) the availability of adequate supplies of key components and assemblies and the adequacy of third-party manufacturing capabilities; (vii) the seasonality of the placement of customer orders; (viii) the timing and nature of selling and marketing expenses such as tradeshows and advertising campaigns; (ix) the timing of development expenditures and personnel changes; (x) the publication of opinions about the Company and its products, or its competitors or their products, by industry analysts; (xi) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors; and (xii) customer cancellation of orders and the gain or loss of significant customers, including those due to industry combinations. Moreover, any downturn in general economic conditions could precipitate significant reductions in corporate spending for telecommunications infrastructure, which could result in delays or cancellations of orders for the Company's products. The Company's expense levels are relatively fixed and are based, in significant part, on expectations of future revenues. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of revenues, and the Company's business, financial condition and results of operations would be materially adversely affected. The Company has historically operated with little backlog because the Company generally ships its products within 60 days of acceptance of an order. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by the Company's customers to end users.

     The Company has experienced significant fluctuations in revenues, expenses and results from operations from quarter to quarter, and such fluctuations are likely to continue. The Company typically receives more product orders and generates greater revenues in the fourth quarter. During the last several years, revenues in the first quarter have typically been lower than those recorded in the preceding fourth quarter. The Company believes that this concentration of order placements in specific quarterly periods is due to customers' buying patterns and budgeting cycles. A significant portion of the Company's revenues have been generated from a limited number of customers and it is difficult to predict the timing of future orders and shipments to these and other customers. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers.

     The Company also believes that the purchase of its products generally involves a significant commitment of a customer's capital resources. Therefore, any downturn in any customer's business could have a material adverse effect on the Company's revenues, business, financial condition and quarterly results of operations. In addition, the Company historically has recognized a large portion of its revenues from sales booked and shipped in the last month of a quarter such that the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a particular quarter. Because a number of the Company's individual orders are for significant amounts, the failure to ship a significant order in a particular quarter could materially adversely affect revenues and results of operations for such quarter. To the extent that significant sales occur earlier than expected, results of operations for subsequent quarters may be materially adversely affected. Due to these and other factors, the Company's quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. The Company's ability to increase its revenues in future periods, sustain its level of revenues in future periods or sustain its rate of revenue growth on a quarterly or annual basis cannot be assured.

     Due to all of the foregoing factors, it is possible that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially adversely affected.

     CONCENTRATION OF CUSTOMERS. Approximately 10.2% and 19.6% of the Company's revenues in 1997 and 1998, respectively, were derived from sales to QUALCOMM and approximately 36.7% and 26.0% of the Company's revenues in 1996 and 1997, respectively, were derived from sales to Comverse Network Systems. In 1996, 1997 and 1998, the Company's five largest customers accounted for approximately 57.1%, 50.9% and 45.0%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers have entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales. The Company anticipates that revenues in 1999 from Qualcomm will decrease from the previous two fiscal years on both an absolute dollar and percentage of sales basis. It is unknown whether the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or whether the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     HIGHLY COMPETITIVE MARKET. The market for telecommunications products is highly competitive and subject to rapid technological change. The telecom industry has also been subject to rapid consolidation of equipment suppliers by larger telecom and data network service providers. The Company competes or may compete directly or indirectly with the following categories of companies: (i) other manufacturers of programmable switches such as Cisco Systems, Inc. (primarily through its recent acquisition of Summa Four, Inc.), Redcom Laboratories, Inc. and Harris Corporation; (ii) large, well-established switch and telecommunications equipment manufacturers such as Alcatel Alsthom Compagnie Generale d'Electricite SA, Lucent Technologies Inc., Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson; and (iii) to a lesser degree, systems integrators and application developers whose switches are based on PC card-level products manufactured by companies such as Aculab Inc., Dialogic Corporation and Natural MicroSystems Corporation. In addition, the Company may be subject to competition from several smaller companies that have begun to manufacture programmable switching platforms as well as from emerging data communications equipment manufacturers. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, one or more of the Company's application developers may begin to develop or market products in competition with the Company. Increased competition could result in price reductions and loss of market share which would materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, selling and marketing, technical, manufacturing and other resources than the Company. Some of the Company's competitors currently offer financing alternatives to their customers, a service that the Company generally does not provide at this time. The Company is investigating the possibility of establishing a relationship with an independent leasing company to offer a financing alternative to some or all of Excel's customers. It is not certain that the Company will be able to establish such a relationship or offer such financing alternatives in the future. Moreover, the Company's competitors may also foresee the course of market developments more accurately than the Company. Although the Company believes it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and product development, marketing and customer service and support. It is not certain that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to compete successfully with its existing competitors or with new competitors.

     YEAR 2000 COMPLIANCE. The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose and expects the Company's Year 2000 date conversion programs to be completed on a timely basis. The Company does not expect to incur significant expenditures to address this issue. However, there can be no assurance that the Company will identify all Year 2000 problems in its computer and other systems in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability and which could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON RELATIONSHIPS WITH APPLICATION DEVELOPERS, OEMS AND SYSTEMS INTEGRATORS. The Company sells a majority of its products to, and maintains strategic relationships with, application developers, original equipment manufacturers and systems integrators which incorporate the Company's products into their service and product offerings. As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products. The development of an application or service for the telecommunications market can involve a substantial amount of time and expense. The delay or failure of a customer's application development program incorporating the Company's products could delay or prevent expected sales of the Company's products. The inability or cessation of customers to integrate the Company's products into their service and product offerings, product development delays by application developers and other customers, lack of market acceptance of the service and product offerings of the Company's customers or a customer's decision to market products manufactured by a competitor of the Company, or the manufacture of such products themselves, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      DEPENDENCE ON SINGLE AND SOLE SOURCE SUPPLIERS AND THIRD-PARTY MANUFACTURERS. The Company purchases many critical component from single or sole source vendors and relies upon a limited number of independent manufacturers, some of which are small, privately-held companies, to provide certain components and assemblies made to the Company's specifications. In addition, from time to time Company relies upon certain third-party software application vendors to supply certain software applications used with the Company's switching products. The inability to develop alternative sources for these products or to obtain sufficient quantities of these products could result in delays or reductions in product shipments which could materially adversely affect the Company's business, financial condition and results of operations. In the event of a reduction or interruption of supply, a significant amount of time, in some cases as much as three to four months, could be required before the Company would begin receiving adequate supplies from such alternative suppliers. Further, in such event, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the manufacture of certain of these single or sole source components is extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of the Company's products. Certain components and applications are available from only one supplier, for which there is no substitute at this time. If supply of these components should cease, the Company would be required to redesign its products or stop providing such applications with its products. It is not certain that supply problems will not occur or, if such problems do occur, that satisfactory solutions would be available. The Company does not have long-term contracts with its suppliers and therefore it is not certain that these suppliers will continue to be able to produce these components or to meet the Company's requirements. Any significant interruption in the supply, or degradation in the quality, of any such component could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     EVOLVING MARKET FOR TELECOMMUNICATIONS SERVICES AND RAPID TECHNOLOGICAL CHANGE. The Company's future success will depend on continued growth in the market for telecommunications services. The global telecommunications marketplace is evolving and it is difficult to predict its potential size or future growth rate. It is not known whether deregulation and continued improvements and expansions of infrastructure will continue to cause this market to grow or that increased regulation will not present barriers to the sales of existing or future products. In addition, telecommunications applications and infrastructure needs may emerge for which the Company's products are not designed. If this market fails to grow or grows more slowly or in a different direction than the Company currently anticipates, the Company's business, financial condition and results of operations could be materially adversely affected.

     The telecommunications equipment market is also subject to rapid technological change, evolving industry standards and frequent new product introductions and enhancements that may render existing products obsolete. As a result, the Company's position in this market could erode rapidly due to unforeseen changes in product features and functions of competing products. The Company's growth and future results of operations will depend in part on its ability to respond to these changes by enhancing its existing products and developing and introducing, on a timely and cost-effective basis, new products and features to meet or exceed technological advances in the marketplace. The failure of the Company to respond to rapidly changing technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS RELATING TO ACQUISITIONS. During 1998, the Company acquired Quantum Telecom Solutions, Inc. and XNT Systems, Inc. The Company may also, from time to time, pursue the acquisition of other companies, assets, products and technologies although the Company has no present commitments or agreements with respect to any such acquisitions. Acquisitions involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the acquired company's existing customer and support obligations, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. Because management and the Company have limited experience in acquisitions and integrating acquired companies or technologies into its operations, it is not certain that the Company will be able to manage present and future acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

      CONCENTRATED PRODUCT FAMILY AND RISK OF NEW PRODUCT INTRODUCTIONS. The Company currently derives substantially all of its revenues from its family of open, programmable switching platforms and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, open, programmable switching platforms due to product enhancements, introductions or announcements by the Company's competitors, a decline in the demand for open, programmable switches, product obsolescence, price competition, technological change or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company intends to continue to invest in product and technology development, including increasing port capacity and performance, the development of additional related software applications and tools, the improvement of third-party application integration and the continued provision of updated product features and enhancements. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of such new products and enhancements. It is not known whether the Company's new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by the Company or its competitors may cause customers to defer or cancel the purchase of existing Company products. The Company's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. It is not certain that the Company will successfully develop, introduce or manage the transition to new products. Furthermore, products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite extensive testing by the Company, errors may be found in new products or upgrades after commencement of commercial shipments, resulting in delays in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     MANAGEMENT OF GROWTH, HIRING OF ADDITIONAL PERSONNEL AND DEPENDENCE ON KEY PERSONNEL. The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, engineering staff and facilities. During 1998, the Company completed the acquisitions of two existing corporations and established operations internationally. The Company is also implementing additional financial and management procedures that the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand the infrastructure of its international operations, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. It is not certain whether the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

     While the Company believes its current and planned facilities are adequate to meet its needs through the next 12 months, future growth may require the Company to obtain additional or alternative facilities. Due to the limited supply of suitable additional or alternative office and manufacturing space in the Cape Cod, Massachusetts area, there can be no assurance that such space can be leased or acquired without substantial required renovations. Relocation of any segment of the Company's operations may disrupt business and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the local permitting and variance procedures for the renovation or construction of buildings in the Cape Cod area is more onerous than found in metropolitan areas. Accordingly, it is not certain that the Company will not be required in the future to devote significant resources to the permitting and renovation of additional facilities or in relocating some or all of the Company's facilities.

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

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1997 and 1998, direct sales to customers located outside of the United States accounted for approximately 8% and 11%, respectively, of the Company's revenues in each such period. However, the Company sells a majority of its products to application developers, OEMs and systems integrators located within the United States which market products and services based on the Company's products worldwide. The Company intends to further expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. Any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's international sales increase, its revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales which typically occur during the summer months in Europe and other parts of the world. It is not certain that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON PROPRIETARY RIGHTS. The Company's success and its ability to compete are dependent, in part, upon its proprietary rights. The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. It is not known whether such measures will be adequate to protect the Company's proprietary rights. Further, the Company may be subject to additional risks as it enters into transactions in countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of the Company's proprietary rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, it is not known whether the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. There also can be no guarantees that others will not independently develop similar technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has entered into agreements with a small number of its customers requiring the Company to deposit its source code and, on occasion, manufacturing blueprints, tooling diagrams and production specifications, in escrow with a third party. These escrow agreements typically provide that these customers have a non-exclusive, limited right to use such code and other materials in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to conduct business or if the Company defaults on its support obligations. The use of such agreements may increase the likelihood of misappropriation by third parties.

     As the number of entrants to the Company's markets increases and the functionality of the Company's products increases and overlaps with the products of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In its distribution agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the revenues the Company may have received from the customer. There can be no guarantee that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company changed its name from Excel Inc. to Excel Switching Corporation in September 1997. Searches performed on the term Excel have revealed several registrations and numerous uses of that term, and terms substantially similar to it, alone and in combination with other terms and designs. Accordingly, there can be no guarantee that third parties will not assert trademark infringement claims relating to the name Excel in the future.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, in the normal course of business, is subject to the risks associated with fluctuations in interest rates and changes in foreign currency exchange rates.

     INTEREST AND MARKET RISK. The Company maintains a portfolio of marketable, primarily fixed income, available-for-sale securities of various issuers, types and maturities. The Company has not used derivative financial instruments in its investment portfolio. The Company attempts to limits its exposure to interest rate and credit risk by placing its investments with high-quality financial institutions and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidation.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of investment securities held at December 31, 1998 was $115.1 million, including unrealized gains of approximately $107,000.

     The table below provides information about the Company's investment portfolio in debt securities and includes cash flow and related weighted average interest rates by expected maturity periods. The Company's other investments bear interest at variable interest rates and will therefore be affected by changes in market interest rates.


                                              Market Value                   FY 2000 to    Variable
                                              DEC. 31, 1998     FY 1999       FY 2004      MATURITY
                                              -------------     -------       -------      --------

          Investments (in thousands)                $97,735     $46,761       $25,648       $25,326

          Weighted Average Interest Rate                5.1%          5.4%          5.8%        3.9%


     The Company's existing debt obligations are at fixed interest rates and therefore will not be affected by changes in market interest rates. Under the Company's line-of-credit arrangement with a bank, borrowings may bear interest at either the bank's base rate or the Eurodollar rate plus 1.75%. At December 31, 1998, no amounts were outstanding under this line. Any interest which may in the future become payable on the line-of-credit will be based upon variable interest rates and will therefore be affected by changes in market interest rates.

     FOREIGN CURRENCY RISK. To date, the Company's exposure to foreign currency fluctuations has been minimal. All sales transactions are denominated in US dollars. Letters of credit are utilized when warranted. The Company funds its international operations from US dollar bank accounts on an as-needed basis and, accordingly, does not maintain a significant amount of funds in foreign currencies. Presently, the Company does not hedge foreign currency exposure for its non-US dollar denominated operating expenses as such amounts have not been material in relation to the Company's domestic operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is hereby incorporated by reference to the information under the headings "Elections of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Options and Stock Plans" in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Transactions", if any, in the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:                                 PAGE
     (1)   Financial Statements
         Report of Independent Public Accountants                                                F-1
         Consolidated Balance Sheets                                                             F-2
         Consolidated Statements of Income                                                       F-3
         Consolidated Statements of Stockholders' Equity and Comprehensive Income                F-4
         Consolidated Statements of Cash Flows                                                   F-5
         Notes to Consolidated Financial Statements                                              F-6

(2)   Financial Statement Schedule
         Report of Independent Public Accountants
         Valuation and qualifying accounts                                                       Schedule II


(3) Listing of Exhibits:


EXHIBIT NO.                                                                                    REFERENCE
-----------                                                                                    ---------

3.1      Restated Articles of Organization of the Company.                                     A**

3.2      Restated By-laws of the Company.                                                      Filed herewith

4.1      Specimen certificate representing the Common Stock.                                   A**

10.1     Amended and  Restated  1997 Stock Option Plan (as approved by the Board of Directors  Filed on March 22, 1999 and to become  effective upon approval of the  Stockholders at the  herewith
         1999 Annual Meeting of Stockholders on May 14, 1999).

10.2     Amended and Restated 1997  Non-Employee  Director  Stock Option Plan (as approved by  Filed the Board of Directors on March.  22, 1999 and to become  effective upon approval of  herewith the Stockholders at the 1999 Annual Meeting of Stockholders on May 14, 1999).

10.3     1997 Employee Stock Purchase Plan.                                                    A**

10.4     Form of Stock Option Agreement of the Company used under Stock Option Program.        A**

10.6     Purchase  and Resale  Agreement  dated as of May 27,  1994  between  the Company and  A**
         Boston Technology, Inc.

10.7     Credit  Agreement  and  Promissory  Note dated as of December  21, 1995  between the  A**
         Company and The First National Bank of Boston, as amended.

21.1     Subsidiaries of the Company                                                           Filed herewith

23.2     Consent of Arthur Andersen LLP                                                        Filed herewith

27       Financial Data Schedule                                                               Filed herewith



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

(B)   REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K dated December 14, 1998 reflecting a change in fiscal year from the last Saturday in December to
                           December 31 of each year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EXCEL SWITCHING CORPORATION



Dated:   March 31, 1999           By:  /S/ ROBERT P. MADONNA
                                       ---------------------
                                       Robert P. Madonna
                                       President, Chief Executive Officer &
                                       Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                                               Date
---------                           -----                                               -----

/S/ ROBERT P. MADONNA               Director, President, Chief Executive Officer and    March 31, 1999
---------------------               Chairman of the Board (Principal Executive Officer)
Robert P. Madonna


/S/ STEPHEN S. GALLIKER             Vice President, Finance and Administration          March 31, 1999
-----------------------
Stephen S. Galliker                 and Chief Financial Officer (Principal Financial
                                    and Accounting Officer)


/S/ CHRISTOPHER STAVROS             Director, Vice President, General Counsel           March 31, 1999
-----------------------
Christopher Stavros                 and Clerk


/S/ EDWARD L. BRESLOW               Director                                            March 31, 1999
---------------------
Edward L. Breslow


/S/ JOHN LOUGHLIN                   Director                                            March 31, 1999
---------------------
John Loughlin


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Excel Switching Corporation:

We have audited the accompanying consolidated balance sheets of Excel Switching Corporation (a Massachusetts corporation) and subsidiaries as of December 27, 1997 and December 31, 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Switching Corporation and subsidiaries as of December 27, 1997 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP




Boston, Massachusetts
January 26, 1999

                           EXCEL SWITCHING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                        ASSETS
                                                                                       DECEMBER 27,     DECEMBER 31,
                                                                                           1997             1998

CURRENT ASSETS:
   Cash and cash equivalents                                                             $  47,968        $  62,517
   Marketable securities                                                                    66,929           55,579
   Accounts receivable, net of reserves of $1,350 and $2,000
     in 1997 and 1998, respectively                                                         12,843           30,912
   Inventories                                                                               4,740            5,404
   Prepaid taxes                                                                               122                -
   Deferred tax asset                                                                        5,626            7,461
   Other current assets                                                                      1,298            2,013
                                                                                     -------------    -------------

         Total current assets                                                              139,526          163,886

PROPERTY AND EQUIPMENT, NET                                                                 10,168           18,438
DEFERRED TAX ASSET                                                                               -              990
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION                                               -            9,702
OTHER ASSETS                                                                                     -            5,766
                                                                                     -------------    -------------
                                                                                         $ 149,694        $ 198,782
                                                                                     -------------    -------------
                                                                                     -------------    -------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations                                           $   4,213        $   3,408
   Accounts payable                                                                          4,177            5,102
   Accrued expenses                                                                         11,156           16,874
   Accrued income taxes                                                                      3,606            6,052
   Deferred revenue                                                                              -            1,047
                                                                                     -------------    -------------

         Total current liabilities                                                          23,152           32,483
DEFERRED INCOME TAXES                                                                          519                -
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                 108            4,858
COMMITMENTS (Note 13)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--10,000,000 shares; no shares issued and outstanding                              -                -
   Common stock, $.01 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--32,592,000 and 34,020,043 shares
       at December 27, 1997 and December 31, 1998, respectively                                326              340
   Additional paid-in capital                                                               88,134          101,864
   Deferred compensation                                                                      (491)            (526)
   Accumulated other comprehensive income                                                      (20)             107
   Retained earnings                                                                        37,966           59,656
                                                                                     -------------    -------------

         Total stockholders' equity                                                        125,915          161,441
                                                                                     -------------    -------------

                                                                                         $ 149,694        $ 198,782
                                                                                     -------------    -------------
                                                                                     -------------    -------------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXCEL SWITCHING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                                     FISCAL YEAR ENDED
                                                                     DECEMBER 28,      DECEMBER 27,     DECEMBER 31,
                                                                         1996              1997             1998

REVENUES                                                               $   62,050        $   88,727       $  123,258

COST OF REVENUES                                                           24,312            26,631           35,603
                                                                   --------------    --------------   --------------

         Gross profit                                                      37,738            62,096           87,655
                                                                   --------------    --------------   --------------

OPERATING EXPENSES:
   Engineering, research and development                                   11,121            13,260           22,679
   Selling and marketing                                                    6,621            11,486           15,906
   General and administrative                                               6,426             7,949           11,069
   Acquired in-process research and development                                 -                 -            7,459
                                                                   --------------    --------------   --------------

         Total operating expenses                                          24,168            32,695           57,113
                                                                   --------------    --------------   --------------

         Income from operations                                            13,570            29,401           30,542

OTHER INCOME (EXPENSE):
   Interest income and other expense, net                                     111             1,764            6,422
   Interest expense                                                          (495)             (372)            (295)
                                                                   --------------    --------------   --------------

         Total other income (expense)                                        (384)            1,392            6,127
                                                                   --------------    --------------   --------------

         Income before provision for income taxes                          13,186            30,793           36,669

PROVISION FOR INCOME TAXES                                                  5,285            12,177           14,979
                                                                   --------------    --------------   --------------

NET INCOME                                                             $    7,901        $   18,616       $   21,690
                                                                   --------------    --------------   --------------
                                                                   --------------    --------------   --------------

BASIC EARNINGS PER SHARE                                           $          .28    $         .65    $          .65
                                                                   --------------    --------------   --------------
                                                                   --------------    --------------   --------------

DILUTED EARNINGS PER SHARE                                         $          .24    $         .54    $          .55
                                                                   --------------    --------------   --------------
                                                                   --------------    --------------   --------------

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                  28,090            28,756           33,216
                                                                   --------------    --------------   --------------
                                                                   --------------    --------------   --------------

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                32,697            34,361           39,242
                                                                   --------------    --------------   --------------
                                                                   --------------    --------------   --------------


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXCEL SWITCHING CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        (in thousands, except share data)


                                                                      COMMON STOCK           ADDITIONAL
                                                           NUMBER OF         $.01 PAR         PAID-IN           DEFERRED
                                                            SHARES             VALUE          CAPITAL         COMPENSATION

BALANCE, DECEMBER 31, 1995                                 28,089,600         $     281      $       667        $     (272)
  Compensation expense associated with stock options                -         -                        -                73
  Forfeiture of stock options with deferred
    compensation                                                    -         -                      (20)                7
  Net income                                                        -         -                        -                 -
                                                       --------------     -------------   --------------    --------------
       Comprehensive income - 1996


BALANCE, DECEMBER 28, 1996                                 28,089,600               281              647              (192)
  Compensation expense associated with stock options                -         -                      424              (299)
  Exercise of stock options                                     2,400         -                        2                 -
  Proceeds of initial public offering of common
    stock, net of approximately $7,394,000 in
    issuance costs                                          4,500,000                45           87,061                 -
  Unrealized loss on investments, net of taxes                      -         -                        -                 -
  Net income                                                        -         -                        -                 -
                                                       --------------     -------------   --------------    --------------
       Comprehensive income - 1997


BALANCE, DECEMBER 27, 1997                                 32,592,000               326           88,134              (491)
  Compensation expense associated with stock options                -         -                      224               (35)
  Exercise of stock options                                 1,407,805                14            1,519                 -
  Issuance of common stock under employee stock
    purchase plan                                              20,238         -                      361                 -
  Tax benefit from exercise of stock options                        -         -                   11,626                 -
  Unrealized gain on investments, net of taxes                      -         -                        -                 -
  Net income                                                        -         -                        -                 -
                                                       --------------     -------------   --------------    --------------
       Comprehensive income - 1998


BALANCE, DECEMBER 31, 1998                                 34,020,043         $     340      $   101,864        $     (526)
                                                       --------------     -------------   --------------    --------------
                                                       --------------     -------------   --------------    --------------




                                                       ACCUMULATED
                                                          OTHER
                                                      COMPREHENSIVE        RETAINED                        COMPREHENSIVE
                                                          INCOME           EARNINGS           TOTAL            INCOME

BALANCE, DECEMBER 31, 1995                              $         -       $    11,449       $    12,125      $         -
  Compensation expense associated with stock options              -                 -                73                -
  Forfeiture of stock options with deferred
    compensation                                                  -                 -               (13)               -
  Net income                                                      -             7,901             7,901            7,901
                                                     --------------    --------------    --------------   --------------
       Comprehensive income - 1996                                                                           $     7,901
                                                                                                          --------------
                                                                                                          --------------
BALANCE, DECEMBER 28, 1996                                        -            19,350            20,086                -
  Compensation expense associated with stock options              -                 -               125                -
  Exercise of stock options                                       -                 -                 2                -
  Proceeds of initial public offering of common
    stock, net of approximately $7,394,000 in
    issuance costs                                                -                 -            87,106                -
  Unrealized loss on investments, net of taxes                  (20)                -               (20)             (20)
  Net income                                                      -            18,616            18,616           18,616
                                                     --------------    --------------    --------------   --------------
       Comprehensive income - 1997                                                                           $    18,596
                                                                                                          --------------
                                                                                                          --------------


BALANCE, DECEMBER 27, 1997                                      (20)           37,966           125,915                -
  Compensation expense associated with stock options              -                 -               189                -
  Exercise of stock options                                       -                 -             1,533                -
  Issuance of common stock under employee stock
    purchase plan                                                 -                 -               361                -
  Tax benefit from exercise of stock options                      -                 -            11,626                -
  Unrealized gain on investments, net of taxes                  127                 -               127              127
  Net income                                                      -            21,690            21,690           21,690
                                                     --------------    --------------    --------------   --------------
       Comprehensive income - 1998                                                                        $       21,817
                                                                                                          --------------
                                                                                                          --------------
BALANCE, DECEMBER 31, 1998                              $       107       $    59,656       $   161,441
                                                     --------------    --------------    --------------
                                                     --------------    --------------    --------------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXCEL SWITCHING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     FISCAL YEAR ENDED
                                                                   -----------------------------------------------------
                                                                                       DECEMBER 27,
                                                                   DECEMBER 28, 1996       1997       DECEMBER 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   7,901         $  18,616        $  21,690
   Adjustments to reconcile net income to net cash provided by operating activities-
     Acquired in-process research and development                              -                 -            7,459
     Depreciation and amortization                                         1,166             2,259            3,582
     Unrealized gain (loss) on investments                                     -               (20)             127
     Deferred income taxes                                                (3,417)           (1,346)          (3,788)
     Deferred revenue                                                          -                 -              996
     Compensation expense associated with stock options                       60               125              189
     Changes in assets and liabilities, net of acquisitions-
       Accounts receivable                                                (2,020)           (2,514)         (17,737)
       Inventories                                                          (409)            2,618             (543)
       Prepaid taxes                                                         401              (122)             122
       Other current assets                                                 (132)           (1,006)            (713)
       Accounts payable                                                   (2,473)            2,281              182
       Accrued expenses                                                    3,877             5,349            4,361
       Accrued income taxes                                                2,350               959           13,792
                                                                   -------------     -------------    -------------

                  Net cash provided by operating activities                7,304            27,199           29,719
                                                                   -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (4,053)           (3,464)         (11,010)
   Purchases of marketable securities, net                                     -           (66,929)          11,350
   Change in other assets                                                      -                 -             (754)
   Issuance of note receivable                                                 -                 -           (5,000)
   Cash paid for acquisitions, net of cash acquired                            -                 -           (7,437)
                                                                   -------------     -------------    --------------

                  Net cash used in investing activities                   (4,053)          (70,393)         (12,851)
                                                                   -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations                           649               460                -
   Payments on long-term obligations                                        (601)             (475)          (4,213)
   Proceeds from the sale of common stock                                      -            87,106                -
   Proceeds from the exercise of stock options, excluding tax
     benefit                                                                   -                 2            1,533
   Issuance of common stock under employee stock purchase plan                 -                 -              361
                                                                   -------------     -------------    -------------

                  Net cash provided by (used in) financing
                  activities                                                  48            87,093           (2,319)
                                                                   -------------     -------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,299            43,899           14,549

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               770             4,069           47,968
                                                                   -------------     -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   4,069         $  47,968        $  62,517
                                                                   -------------     -------------    -------------
                                                                   -------------     -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                          $     490         $     377        $     295
                                                                   -------------     -------------    -------------
                                                                   -------------     -------------    -------------

     Taxes                                                             $   5,951         $  13,271        $   4,131
                                                                   -------------     -------------    -------------
                                                                   -------------     -------------    -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Acquisition of property and equipment under capital lease
     obligations                                                       $     489         $       -        $       -
                                                                   -------------     -------------    -------------
                                                                   -------------     -------------    -------------

   During 1998, the Company acquired Quantum Telecom Solutions,
     Inc. and XNT Systems, Inc., as described in Note 2. These acquisitions are summarized as follows:

   Fair value of assets acquired, excluding cash                       $       -         $       -        $  18,470

   Cash paid, net of cash acquired                                             -                 -           (7,437)
                                                                   -------------     -------------    -------------

   Liabilities assumed and promissory notes issued                     $       -         $       -        $  11,033
                                                                   -------------     -------------    -------------
                                                                   -------------     -------------    -------------


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998




(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Excel Switching Corporation (the Company) is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. The Company sells to a variety of customers in the worldwide telecommunications market, including applications developers, original equipment manufacturers (OEMs), system integrators and network service providers.

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

       (b)    CHANGE IN FISCAL YEAR-END

              During 1998, the Company elected to change its fiscal year-end from the last Saturday in December to December 31 to better synchronize its fiscal periods with the majority of its customers and suppliers. In the accompanying consolidated financial statements, 1996 refers to the year ended December 28, 1996; 1997 refers to the year ended December 27, 1997; and 1998 refers to the year ended December 31, 1998.

       (c)    MANAGEMENT ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

              The market for telecommunications equipment in which the Company operates can be characterized as rapidly changing due to several factors including technological advancements, the introduction of new products and services by the Company and its competitors, and the increasing demands placed on equipment in worldwide telecommunications networks. Significant assets and liabilities with reported amounts based on estimates include accounts receivable, note receivable, inventory and accrued expenses for post sale support costs, warranty costs and sales returns and allowances. While the Company believes its estimates are adequate, actual results could differ from those estimates.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       (d)    REVENUE RECOGNITION

              Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized at time of delivery and acceptance, and after consideration of all the terms and conditions of the customer contract. Revenue from providing services and post-sale support are recognized at time of performance. The Company provides for anticipated product returns and warranty costs at the time of revenue recognition.

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

       (f)    RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

              Research and development costs have been charged to operations as incurred. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility. Accordingly, no software development costs have been capitalized to date.

       (g)    CONCENTRATIONS OF CREDIT RISK

              Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, notes receivable and trade accounts receivable. The Company's investments are in financial instruments of high quality. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. Two significant customers accounted for approximately 18% and 15%, respectively, of accounts receivable at December 27, 1997. Another significant customer accounted for approximately 12% of accounts receivable at December 31, 1998 (see Note 12). To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. At December 31, 1998, the Company has a $5.0 million note receivable from a customer, secured by a first security interest in all the assets of the customer (see Note 6).

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       (h)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amounts of the Company's cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Company has determined that the carrying amount of its note receivable from a customer approximates fair value based on the interest rate on the note and the value of the collateral that secures the note. Based on the borrowing rates currently available to the Company, the carrying amounts of debt issued during 1998 in connection with acquisitions approximate fair value.

       (i)    EARNINGS  PER SHARE

              Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted shares outstanding reflects the dilutive effect, if any, of common stock options based on the treasury stock method. The calculations of diluted weighted average shares outstanding exclude 459,800 and 141,600 common stock options in 1997 and 1998, respectively, as their effect would be anti-dilutive. There were no anti-dilutive common stock options in 1996.

              The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                                          1996             1997              1998

                Basic weighted average common shares outstanding          28,090            28,756           33,216

                Weighted average common equivalent shares                  4,607             5,605            6,026
                                                                    ------------      ------------     ------------

                Diluted weighted average shares outstanding               32,697            34,361           39,242
                                                                    ------------      ------------     ------------
                                                                    ------------      ------------     ------------


       (j)    COMPREHENSIVE INCOME

              Comprehensive income represents the change in equity of a business enterprise resulting from transactions and other events and circumstances from nonowner sources. For 1997 and 1998, the only difference between comprehensive income and net income relates to unrealized gains and losses on marketable securities, net of the related tax effect.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(2)    ACQUISITIONS

       On September 30, 1998, the Company acquired all of the outstanding capital stock of Quantum Telecom Solutions, Inc. (Quantum), a New Jersey based provider of switch-configuration software. The total consideration of $8.9 million consisted of approximately $5.4 million of cash plus the issuance of promissory notes totaling $3.5 million. On September 30, 1998, the Company also acquired all of the outstanding capital stock of XNT Systems, Inc.(XNT), a New Hampshire based supplier of intelligent switch control and comprehensive call-processing and control software. The total consideration of $8.8 million consisted of cash payments of approximately $2.3 million plus the issuance of promissory notes totaling $4.7 million and the assumption of certain liabilities of XNT totaling approximately $1.8 million.

       These acquisitions were accounted for under the purchase method of accounting, and accordingly, the results of operations from the date of acquisition are included in the Company's consolidated statements of income. The fair market value of assets acquired and liabilities assumed was based on an independent appraisal. The portion of the purchase price allocated to in-process research and development was based on a risk-adjusted cash flow appraisal method and represents projects that had not yet reached technological feasibility and had no alternative future use. This portion of the purchase price was expensed upon consummation of the acquisitions.

       Based on the independent appraisal, the Company has allocated a portion of the purchase price to certain intangible assets. Intangible assets consist of the following at December 31, 1998 (in thousands):


                                                ESTIMATED
                                                USEFUL LIFE

           Developed technology                  4 years    $         2,190
           Assembled workforce                   5 years                350
           Goodwill                             10 years              7,519
                                                            ---------------
                                                                     10,059

           Less--accumulated amortization                               357
                                                            ---------------

                                                            $         9,702
                                                            ---------------
                                                            ---------------

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       The Company periodically reviews the realizability of its intangible assets and has not recorded any impairment of these assets to date. The following unaudited pro forma summary information presents the combined results of operations of the Company, Quantum and XNT as if the acquisitions had occurred at the beginning of 1997. This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Quantum and XNT had been a single entity, nor is it necessarily indicative of the results of operations that may be expected in the future. Anticipated efficiencies from the consolidation of the Company, Quantum and XNT and the effects of the acquired in process research and development have been excluded from the amounts presented below (in thousands, except per share data).

                                                                   1997               1998

    Revenues                                                 $         93,474   $     126,322
    Net income                                                         19,494          26,663
    Earnings per share
         -Basic                                              $       0.68       $       0.80
         -Diluted                                                    0.57               0.68

(3)    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

       Cash equivalents are highly liquid investments with original maturities of three months or less. Marketable securities are highly liquid investment grade securities with original maturities of greater than three months. Investments purchased to be held for indefinite periods of time and not intended at the time of purchase to be held-to-maturity are classified as available-for-sale and reported at fair market value. At December 27, 1997 and December 31, 1998, the Company has classified all investments as available-for-sale. The unrealized gain on available-for-sale securities at December 31, 1998 was approximately $107,000, which has been recorded as other comprehensive income in stockholders' equity. During 1996, 1997 and 1998, the Company realized net gains of $0, 55,000 and $3,000, respectively, calculated using the specific identification method. The Company's investments include time deposits, commercial paper, bankers' acceptances and corporate, state municipality and U.S. government debt and equity securities.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Cash, cash equivalents and marketable securities consist of the following (in thousands):

                                                                      1997              1998

           Cash and cash equivalents-
             Cash                                                   $   1,655         $   2,999
             Time deposits                                              1,459                 -
             Money markets                                              9,791            12,362
             Commercial paper                                          32,071            38,156
             Corporate debt securities                                      -             4,000
             Corporate equity securities                                    -             5,000
             Bankers' acceptance                                        2,992                 -
                                                                -------------     -------------

                    Total cash and cash equivalents                 $  47,968         $  62,517
                                                                -------------     -------------
                                                                -------------     -------------



                                                                      1997              1998
           Marketable securities-
             Time deposits                                          $   2,004         $       -
             U.S. government and agency debt securities                31,090               505
             Municipality debt securities                               2,000            27,134
             Commercial paper                                           4,900             4,606
             Corporate debt securities                                 26,935            23,334
                                                                -------------     -------------


                    Total marketable securities                     $  66,929         $  55,579
                                                                -------------     -------------
                                                                -------------     -------------

       The following table summarizes the remaining maturity of the Company's investments in debt securities as of December 31, 1998 (in thousands):

          One year or less                      $   46,761
          One to five years                         25,648
          Variable maturity                         25,326
                                             -------------
                                                $   97,735


(4)    INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods consist of materials, labor and manufacturing overhead. Inventories at December 27, 1997 and December 31, 1998 consist of the following (in thousands):

                                                       1997              1998

            Raw materials                        $        396      $      2,566
            Work-in-process                             3,713             2,030
            Finished goods                                631               808
                                                 ------------      ------------

                                                 $      4,740      $      5,404
                                                 ------------      ------------
                                                 ------------      ------------

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(5)    PROPERTY AND EQUIPMENT

       The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives.

       Property and equipment consists of the following at December 27, 1997 and December 31, 1998 (in thousands):

                                                                                         ESTIMATED USEFUL
                                                        1997             1998                LIVES

Test equipment                                    $         4,015  $         7,540           2-5 years
Buildings                                                   3,991            7,763          40 years
Office equipment, furniture and fixtures                    3,460            7,064           2-7 years
Land                                                          576            1,250            N/A
Building improvements                                         523              528           7-40 years
Assets under capital lease                                    489              489           3 years
Construction in progress (Note 13)                          1,129            1,037            N/A
                                                  ---------------  ---------------

                                                           14,183           25,671

Less--Accumulated depreciation and amortization              4,015            7,233
                                                  ---------------  ---------------

                                                  $        10,168  $        18,438
                                                  ---------------  ---------------
                                                  ---------------  ---------------

(6)    OTHER ASSETS

       In October 1998, the Company entered into a promissory note receivable with a customer in the amount of $5.0 million. The note bears interest at the prime rate (7.75% at December 31, 1998) plus 3%. Interest is payable quarterly in arrears. Principal is payable in twelve equal quarterly installments beginning October 2000 through July 2003. Under certain circumstances, as defined, the principal amount may become due upon demand. This note is secured by a first security interest in all the assets of the customer. Revenues derived from this customer in 1998 were not material.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(7)    LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following at December 27, 1997 and December 31, 1998 (in thousands):


                                                                           1997             1998

      Promissory notes payable--XNT                                       $     -          $  4,702
      Promissory notes payable--Quantum                                         -             3,456
      Mortgage and Security Agreement                                       2,386                 -
      Capital lease obligation--building                                      926                 -
      Real Estate Promissory Note                                             460                 -
      Promissory note payable to a bank                                       272                 -
      Other                                                                   277               108
                                                                     ------------      ------------

                                                                            4,321             8,266

      Less--Current maturities                                              4,213             3,408
                                                                     ------------      ------------

                                                                         $    108          $  4,858
                                                                     ------------      ------------
                                                                     ------------      ------------


       In connection with the 1998 acquisition of XNT (see Note 2), the Company issued promissory notes in the amount of $4.7 million. Interest at a rate of 10% per annum is payable annually in arrears. The notes mature as follows: $1.5 million in September 1999 and $1.6 million each in September 2000 and 2001. Upon the occurrence of certain events, as defined, the maturity of principal amounts outstanding under the notes may be accelerated or decelerated.

       In connection with the 1998 acquisition of Quantum (see Note 2), the Company issued promissory notes in the amount of $3.5 million. Interest at a rate of 10% per annum is payable quarterly in arrears. The notes mature as follows: $1.8 million in September 1999, $900,000 in March 2000 and $756,000 in September 2000. Upon the occurrence of certain events, as defined, the maturity of principal amounts outstanding under the notes may be accelerated or decelerated.

       In 1995, the Company entered into a building capital lease obligation that included a purchase option exercisable beginning in August 1998 for $875,000. During 1998, the Company exercised this option.

       In January 1998, the Company repaid all outstanding obligations under the Mortgage and Security Agreement, a promissory note payable and the Real Estate Promissory Note. Accordingly, all outstanding balances as of December 27, 1997 have been reflected as current liabilities in the accompanying December 27, 1997 consolidated balance sheet.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Future maturities of the remaining long-term obligations are as follows (in thousands):

      1999                                              $  3,408
      2000                                                 3,257
      2001                                                 1,601
                                                    ------------

                                                        $  8,266
                                                    ------------
                                                    ------------

(8)    LINE-OF-CREDIT ARRANGEMENT

       The Company has an unsecured line-of-credit arrangement with a bank to provide up to $15.0 million in financing. Borrowings under this line bear interest at either the bank's base rate (7.75% at December 31, 1998) or the Eurodollar rate (5.07% at December 31, 1998) plus 1.75%. The Company is required to maintain certain restrictive covenants under this agreement. This agreement expires June 30, 1999. There have been no borrowings outstanding under this agreement in 1997 or 1998.

(9)    INCOME TAXES

       Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when the differences reverse. The provision for income tax is based on pretax financial income.

       The components of the provision for income taxes are as follows (in thousands):


                                                  1996             1997              1998
      Current-
         Federal                               $  6,731          $ 11,249         $ 15,397
         State                                    1,971             2,274            3,370
                                           ------------      ------------     ------------
                                                  8,702            13,523           18,767
                                           ------------      ------------     ------------

      Deferred (prepaid)-
         Federal                                 (2,904)           (1,036)          (2,294)
         State                                     (513)             (310)          (1,494)
                                           ------------      ------------     ------------
                                                 (3,417)           (1,346)          (3,788)
                                           ------------      ------------     ------------
               Total provision                 $  5,285          $ 12,177         $ 14,979
                                           ------------      ------------     ------------
                                           ------------      ------------     ------------

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                                 1996            1997            1998

      Income tax provision at federal statutory rate               34 %           35 %            35 %
      Increase (decrease) in tax resulting from-
         State tax provision, net of federal benefit                6             5               3
         Research and development tax credits                       -            (2)             (3)
         Nondeductible acquired in-process research and
           development                                              -             -               4
         Other                                                      -             2               2
                                                             --------       -------         -------

               Effective tax rate                                  40 %           40 %            41 %
                                                             --------       -------         -------
                                                             --------       -------         -------


       The approximate income tax effect of each type of temporary difference composing the net deferred tax asset (current and long-term) at December 27, 1997 and December 31, 1998 is as follows (in thousands):

                                                                  1997              1998

      Difference in inventory accounting method                  $   (778)        $   (512)
      Nondeductible reserves                                        2,185            2,544
      Nondeductible accruals                                        3,736            4,023
      Depreciation and amortization                                     -            1,392
      Credit carryforwards                                              -              869
      Other temporary differences                                     (36)             135
                                                             ------------     ------------

               Net deferred tax asset                            $  5,107         $  8,451
                                                             ------------     ------------
                                                             ------------     ------------


(10)   STOCKHOLDERS' EQUITY

       (a)    COMMON STOCK

              The Company has authorized 100,000,000 shares of common stock, par value of $.01 per share. At December 31, 1998, there were 13,076,907 shares of common stock reserved for future issuance under the Company's stock plans.

              In November 1997, the Company completed an initial public offering of 4,500,000 shares of common stock at a per share price of $21. The Company received proceeds of approximately $87.1 million, net of underwriting discounts and commissions and offering expenses of approximately $7.4 million.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (b)    PREFERRED STOCK

              The Company has 10,000,000 shares of $.01 par value preferred stock authorized. The Board of Directors has the authority to issue such shares in one or more series and to fix the relative rights and preferences without further vote or action by the stockholders. Currently, the Board of Directors has no plans to issue any shares of preferred stock.

(11)   STOCK OPTION PLANS

       Stock options are generally exercisable within 10 years of the original date of grant and vest over a period of up to five years from the date of grant. In some instances, options have been granted at exercise prices below the fair market value on the date of grant. The difference, if any, between the fair market value of shares of the Company's common stock and the exercise price of the option is recognized as compensation expense over the vesting term. During 1996, 1997 and 1998, the Company recognized net compensation expense of approximately $60,000, $125,000 and $189,000, respectively.

       The Company has the following stock option and stock purchase plans:

       (a)    STOCK OPTION PROGRAM

              The Company has granted nonqualified stock options to purchase shares of its common stock at exercise prices generally determined to be at fair market value by the Company's Board of Directors on the date of grant. In November 1997, this program was terminated. There are 9,472,545 options outstanding under this program as of December 31, 1998.

       (b)    1997 STOCK OPTION PLAN

              Under the terms of the 1997 Stock Option Plan (1997 Plan), incentive and nonqualified stock options may be granted to employees and consultants to purchase an aggregate of 3,000,000 shares of common stock. During 1998, the Company granted 1,567,200 options under the 1997 Plan, of which 1,557,800 options were outstanding at December 31, 1998.

       (c)    DIRECTOR OPTION PLAN

              The Company's Non-Employee Director Stock Option Plan (Director Option Plan) provides for the grant of options to purchase an aggregate 225,000 shares of common stock to nonemployee directors of the Company. Each such director will be granted an option to purchase 30,000 shares upon election to the Board of Directors. In addition, each such director will be automatically granted an option to purchase 15,000 shares in each of the two years following the date such person becomes a director. These options will vest 1/3 on grant date, 1/3 one year from grant date and 1/3 two years from grant date. During 1997 and 1998, the Company granted

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              a total of 120,000 options under the Director Option Plan, of which 100,000 options were outstanding at December 31, 1998.

       (d)    STOCK OPTION ACTIVITY

              Stock option activity under all option plans for the three years in the period ended December 31, 1998 is as follows:


                                                                               WEIGHTED
                                                                                AVERAGE
                                                          NUMBER OF SHARES  EXERCISE PRICE
            Outstanding, December 31, 1995                     7,890,840        $   0.084
               Granted                                         1,997,500            4.250
               Forfeited                                         (30,000)           0.333
                                                          --------------    -------------
            Outstanding, December 28, 1996                     9,858,340            0.927
               Granted                                         1,574,100            9.471
               Exercised                                          (2,400)           1.000
               Forfeited                                        (124,200)           4.035
                                                          --------------    -------------
            Outstanding, December 27, 1997                    11,305,840            2.083
               Granted                                         1,597,200           19.821
               Exercised                                      (1,407,805)           1.089
               Forfeited                                        (364,890)           8.409
                                                          --------------    -------------
            Outstanding, December 31, 1998                    11,130,345        $   4.546
                                                          --------------    -------------
                                                          --------------    -------------

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              The following table summarizes information about stock options outstanding at December 31, 1998:


                                                                       WEIGHTED
                                                                       AVERAGE                            WEIGHTED
                                                                      REMAINING          NUMBER           AVERAGE
                 RANGE OF EXERCISE PRICES       NUMBER OUTSTANDING CONTRACTUAL LIFE    EXERCISABLE     EXERCISE PRICE

                 $  0.002    - $0.002                 4,814,005           5.2            4,814,005      $   0.002
                    0.167    -  0.167                   562,770           5.9              471,570          0.167
                    0.333    -  0.333                 1,201,250           6.7              795,050          0.333
                    1.000    -  2.340                   314,000           7.5              114,800          2.333
                    4.500    -  6.000                 1,927,933           7.8              400,373          5.003
                    7.000    - 10.500                   372,927           8.3               61,647          7.351
                   11.500    - 17.250                   314,760           8.8               55,980         14.192
                   18.000    - 27.000                 1,598,000           9.7               54,440         20.986
                   38.000    - 38.000                    24,700          10.0                    -              -
                                                 --------------                      -------------    -----------

                                                     11,130,345                          6,767,865      $   0.741
                                                 --------------                      -------------    -----------
                                                 --------------                      -------------    -----------


            Exercisable, December 27, 1997                                               7,179,990      $   0.307
                                                                                     -------------    -----------
                                                                                     -------------    -----------

            Exercisable, December 28, 1996                                               6,356,940      $   0.046
                                                                                     -------------    -----------
                                                                                     -------------    -----------


       (e)    FAIR VALUE OF STOCK OPTIONS

              Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED Compensation, requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and elect the disclosure-only alternative under SFAS No. 123.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net income would have been as follows:


                                                 1996             1997              1998
      Net income (in thousands)-
           As reported                     $      7,901      $     18,616     $     21,690
           Pro forma                              7,456            16,712           19,157

      Diluted earnings per share-
           As reported                     $        .24      $       .54      $        .55
           Pro forma                                .23              .49               .50


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:


                                                 1996             1997              1998

      Dividend yield                              -                 -                -

      Volatility                                56.6%             56.6%            70.5%

      Risk-free interest rate                 5.9%-6.8%         5.0%-6.6%        4.5%-5.6%

      Expected option term                    7.5 years         5.0 years         5.0 years

      Weighted average fair value per
        share of options granted                $ 5.64            $ 5.28           $12.55

       (f)    1997 EMPLOYEE STOCK PURCHASE PLAN

              The 1997 Employee Stock Purchase Plan provides for the sale of up to 400,000 shares of common stock to participating employees semiannually. The purchase price is equal to 85% of the fair market value at either the beginning or the end of the semiannual period, as defined. During 1998, 20,238 shares of common stock were issued under this plan.

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(12)   SEGMENT AND ENTERPRISE-WIDE REPORTING

       The Company currently operates in one operating segment as a provider of programmable switches. This segment derives its revenues from the sale and support of a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers.

       The Company derives substantially all of its revenue from the sale and support of one group of similar products and services. Substantially all of the Company's assets are located within the United States. During 1996, 1997 and 1998, the Company derived its revenues from the following geographic regions (in thousands):


                                               1996              1997             1998

           United States                  $      81,524    $      81,524     $     109,493
           Other                                  1,842            7,203            13,765
                                          -------------    -------------     -------------


                                          $      62,050    $      88,727     $     123,258
                                          -------------    -------------     -------------
                                          -------------    -------------     -------------


       During 1996, 1997 and 1998, the Company derived a portion of its revenues from sales to single customers that exceeded 10 percent of total revenues, as follows:

                                               1996              1997             1998

           Significant customer A                 *               10%               20%
           Significant customer B                37%              26%                *

         *Revenue derived from this customer was less than 10% of the Company's total revenue during the period

(13)   COMMITMENTS

       The Company leases certain equipment and office facilities under noncancelable operating leases, which expire at various dates through November 2001. Future minimum lease payments required under these leases at December 31, 1998 are approximately as follows (in thousands):

      FISCAL YEAR                               AMOUNT

         1999                                  $  1,098
         2000                                       477
         2001                                       367
                                           ------------

                                               $  1,942
                                           ------------
                                           ------------

                           EXCEL SWITCHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Total rent expense under these agreements for 1996, 1997 and 1998 was approximately $1.1 million, $1.2 million and $1.1 million, respectively.

       During 1998, the Company began construction of a $7.0 million building addition. As of December 31, 1998, the Company had incurred approximately $1.0 million of land acquisition and construction costs related to this building addition.

(14)   EMPLOYEE BENEFIT PLAN

       The Company has a qualified 401(k) retirement savings plan covering all employees. Under this plan, participants may elect to defer a portion of their compensation, subject to certain limitations. In addition, the Company, at the discretion of the Board of Directors, may make profit sharing contributions into the plan. For fiscal years 1996, 1997 and 1998, the Company made contributions of approximately $534,000, $898,000 and $1,180,000, respectively.

(15)   ACCRUED EXPENSES

       Accrued expenses at December 27, 1997 and December 31, 1998 consist of the following (in thousands):

                                                                  1997              1998

      Accrued sales returns and allowances                     $    4,397       $    4,708
      Accrued payroll and benefits                                  2,297            6,889
      Accrued post-sales support and warranty                       1,690            2,470
      Accrued marketing                                             1,166              703
      Accrued professional fees                                       737              923
      Accrued other                                                   869            1,181
                                                             ------------     ------------

                                                               $   11,156       $   16,874
                                                             ------------     ------------
                                                             ------------     ------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Excel Switching Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Excel Switching Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated January 26, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for the purpose of complying with Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 26, 1999

                                                                     SCHEDULE II



                        VALUATION AND QUALIFYING ACCOUNTS

                                   Balance
                                 Beginning of      Charged to Cost      Deductions                            Balance
                                    Period           Or Expense        (Write-offs)      Recoveries        End of Period
                                    ------           ----------        ------------      ----------        --------------
       Allowance for
     Doubtful Accounts
-----------------------------

            1996                       653,000            497,000         (171,000)                0               979,000
            1997                       979,000            555,000         (184,000)                0             1,350,000
            1998                     1,350,000            650,000               (0)                0             2,000,000

 Accrued Sales Returns and
         Allowances
-----------------------------

            1996                       578,000          3,094,000       (2,429,000)                0             1,243,000
            1997                     1,243,000          5,053,000       (2,046,000)          147,000             4,397,000
            1998                     4,397,000          3,623,000       (3,312,000)                0             4,708,000