Form 10-Q
period 1999-03-31
EXCEL SWITCHING CORP
filed 1999-05-18
CIK 1036261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

         As of May 5, 1999, there were 34,482,590 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                           EXCEL SWITCHING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                    Page
PART I.           FINANCIAL INFORMATION

ITEM 1.           Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of December 31,1998
                    and March 31, 1999                                                                  3

                  Consolidated Condensed Statements of Income for the three months
                    ended March 28, 1998 and March 31, 1999                                             4

                  Consolidated Condensed Statements of Cash Flows for the three
                    months ended March 28, 1998 and March 31, 1999                                      5

                  Notes to Consolidated Condensed Financial Statements                                  6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                               8

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                           27

PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                    28

ITEM 2.           Changes in Securities and Use of Proceeds                                            28

ITEM 3.           Defaults Upon Senior Securities                                                      29

ITEM 4.           Submission of Matters to a Vote of Security Holders                                  29

ITEM 5.           Other Information                                                                    29

ITEM 6.           Exhibits and Reports on Form 8-K                                                     29

                  SIGNATURES                                                                           30

                  EXHIBIT INDEX                                                                        31

                           EXCEL SWITCHING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                                                      December 31,        March 31,
                                                                                          1998              1999
                                                                                                         (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                           $  62,517          $ 58,738
   Marketable securities                                                                  55,579            66,965
   Accounts receivable, net of reserves of $2,000 and $2,500                              30,912            36,220
   Inventories                                                                             5,404             9,476
   Deferred tax asset                                                                      7,461             7,430
   Other current assets                                                                    2,013             4,446
                                                                                   -------------      ------------

         Total current assets                                                            163,886           183,275
PROPERTY AND EQUIPMENT, NET                                                               18,438            20,674
DEFERRED TAX ASSET                                                                           990             3,441
INTANGIBLE ASSETS, NET                                                                     9,702             9,360
OTHER ASSETS                                                                               5,766             6,480
                                                                                   -------------      ------------

                                                                                       $ 198,782          $223,230
                                                                                   =============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations                                         $   3,408          $  4,262
   Accounts payable                                                                        5,102             9,428
   Accrued expenses                                                                       16,874            13,936
   Accrued income taxes                                                                    6,052             8,223
   Deferred revenue                                                                        1,047             1,481
   Recourse obligation                                                                        --             8,495
                                                                                   -------------      ------------

         Total current liabilities                                                        32,483            45,825
                                                                                   -------------      ------------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                             4,858             3,958
                                                                                   --------------     ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-
     Authorized--10,000,000 shares; no shares outstanding                                     --                --
   Common stock, $.01 par value-
     Authorized--100,000,000 shares
     Issued and outstanding--34,020,043 and 34,465,955 shares at December 31,
       1998 and March 31, 1999, respectively                                                 340               345
   Additional paid-in capital                                                            101,864           106,443
   Deferred compensation                                                                    (526)             (480)
   Accumulated other comprehensive income                                                    107                51
   Retained earnings                                                                      59,656            67,088
                                                                                   -------------      ------------

         Total stockholders' equity                                                      161,441           173,447
                                                                                   --------------     ------------

                                                                                       $ 198,782          $223,230
                                                                                   =============      ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EXCEL SWITCHING CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                March 28,                March 31,
                                                                                   1998                     1999
REVENUES                                                                         $25,556                   $36,615

COST OF REVENUES                                                                   7,580                    10,785
                                                                              ----------               -----------

         Gross profit                                                             17,976                    25,830
                                                                              ----------               -----------

OPERATING EXPENSES:
   Engineering, research and development                                           4,726                     7,599
   Selling and marketing                                                           3,920                     4,750
   General and administrative                                                      2,418                     3,151
                                                                              ----------               -----------

         Total operating expenses                                                 11,064                    15,500
                                                                              ----------               -----------

         Income from operations                                                    6,912                    10,330

OTHER INCOME, NET                                                                  1,648                     1,349
                                                                              ----------               -----------

         Income before provision for income taxes                                  8,560                    11,679

PROVISION FOR INCOME TAXES                                                         3,210                     4,263
                                                                              ----------               -----------

NET INCOME                                                                       $ 5,350                   $ 7,416
                                                                              ==========               ===========

BASIC EARNINGS PER SHARE                                                         $   .16                   $   .22
                                                                              ==========               ===========

DILUTED EARNINGS PER SHARE                                                       $   .14                   $   .19
                                                                              ==========               ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                         32,645                    34,278

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                       38,936                    40,027



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EXCEL SWITCHING CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                  March 28,              March 31,
                                                                                     1998                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $ 5,350                $  7,416
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                                     725                   1,234
     Unrealized gain (loss) on investments                                              18                     (56)
     Deferred income taxes                                                            (470)                 (2,420)
     Compensation expense associated with the grant of stock options, net
       of forfeitures                                                                   40                      96
     Changes in assets and liabilities-
       Accounts receivable                                                          (1,205)                 (5,308)
       Inventories                                                                    (869)                 (4,072)
       Prepaid taxes                                                                   122                      --
       Other current assets                                                           (579)                 (2,433)
       Accounts payable                                                                135                   4,327
       Accrued expenses                                                              2,386                  (2,938)
       Accrued income taxes                                                          1,013                   6,028
       Deferred revenue                                                                 --                     434
       Recourse obligation                                                              --                   8,495
                                                                                ----------               ---------

             Net cash provided by operating activities                               6,666                  10,803
                                                                                ----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (2,853)                 (3,128)
   Purchases of marketable securities, net                                            (430)                (11,386)
   Increase in other assets                                                             --                    (714)
                                                                                ----------               ---------

            Net cash used in investing activities                                   (3,283)                (15,228)
                                                                                ----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term obligations                                                (3,179)                    (46)
   Issuance of  stock under employee stock  purchase plan                               --                     214
   Proceeds from the exercise of stock options                                          54                     478
                                                                                ----------               ---------

            Net cash used in financing activities                                   (3,125)                    646
                                                                                ----------               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              258                  (3,779)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      47,968                  62,517
                                                                                ----------               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $48,226                $ 58,738
                                                                                ==========               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
     Interest                                                                      $    22                $    210
                                                                                ==========               =========

     Taxes                                                                         $ 2,545                $    598
                                                                                ==========               =========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           EXCEL SWITCHING CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Interim Consolidated Condensed Financial Statements


         The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Excel Switching Corporation (the "Company") for the year ended December 31, 1998 as reported in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or for any other period.


Note 2 - Earnings Per Share


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

                                                                                  Three Months Ended
                                                                     ------------------------------------------------
                                                                       March 28, 1998             March 31, 1999
                                                                     -------------------      -----------------------
Basic weighted average common shares outstanding                              32,645                     34,278

Weighted average common equivalent shares                                      6,291                      5,749
                                                                             -------                    -------
Diluted weighted average shares outstanding                                   38,936                     40,027
                                                                             =======                    =======


Note 3 - Comprehensive Income


         Comprehensive income for the three month periods ended March 28, 1998 and March 31, 1999 is approximately $5,361,000 and $7,380,000, respectively. The difference between comprehensive income and net income relates to unrealized gains and losses on marketable securities.

Note 4 - Significant Customers

         During three month period ended March 31, 1999, there were no customers that generated 10% or more of the Company's total revenues. During the three month period ended March 28,

1998, significant customers that generated 10% or more of the Company's total revenues were as follows:


          Significant Customer A                    22.2%

          Significant Customer B                    10.2%

          Significant Customer C                    10.2%


Note 5 - Lease Program

         In March 1999, the Company entered into an arrangement with a leasing entity to enable the Company's customers to finance the purchase of Excel equipment. Under the terms of this arrangement, the Company has a recourse obligation in the amount of the greater of $2,000,000 or 20% of the aggregate net book value of annual equipment sales financed. In addition, the Company has a 100% recourse obligation for contracts funded for customers with certain credit ratings, as determined by the leasing entity.

         During the first quarter of 1999, the Company sold approximately $7.9 million of equipment under sales-type lease agreements to this leasing entity. In addition, the Company sold to this entity an existing receivable of approximately $1.0 million. The Company's total recourse obligation at March 31, 1999 is approximately $8.5 million. Due to the credit ratings of certain of these customers and the related recourse obligations, the Company determined it was appropriate to record the related $7.5 million of revenue ratably as the lease payments are received or until such time as collection of the underlying lease payments can be reasonably assured.

Note 6 - Acquisition of RAScom, Inc.


         On May 10, 1999, the Company completed an acquisition of RAScom, Inc., a provider of open remote access server technology. Under terms of the agreement, Excel acquired all outstanding shares and options of RAScom in exchange for up to 1.1 million shares of Excel common stock. The transaction is intended to be accounted for as a pooling-of-interests transaction and qualify as a tax-free reorganization. Accordingly, the Company's financial statements for the period ended June 30, 1999 will reflect the combined results of both entities. In addition, financial results for previous periods will be restated to reflect the combined operations for both entities. Based on the closing price of Excel common stock on the date of closing, the transaction is valued at approximately $23.9 million. During the second quarter of 1999, the Company expects to record a one-time charge for acquisition related expenses of an amount estimated to be approximately $2 million.

         Information regarding the pro forma results for the first quarter of 1999 reflecting the acquisition is not currently available, however, such information will be provided in the Company's Form 8-K filing in June 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussions contain statements which may be "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital requirements; anticipated payment terms relating to accounts receivable; statements regarding the anticipated proportion of revenues to be derived from a limited number of customers; anticipated revenues from Qualcomm; statements regarding the Company's recourse obligation under its lease program; unanticipated costs and difficulties with integrating the operations, products and personnel of acquired businesses, including RAScom; anticipated extension of the bank line of credit agreement; statements regarding the size of the expected one-time charge for acquisition-related expenses; and statements regarding the Company's readiness for Y2K, may constitute forward-looking statements. Factors that might cause such a difference include those relating to: fluctuations in quarterly results of operations; dependence on and concentration of relationships with application developers, original equipment manufacturers (OEMs) and systems integrators; risks relating to lease financing; length of sales cycle; concentration of customers; dependence on single and sole source suppliers; dependence on third-party manufacturers; and management of growth and hiring of additional personnel. Other factors may include, but are not limited to, those relating to the evolving market for telecommunication services; concentrated product family; risk of new product introductions; rapid technological change; risks relating to acquisitions; difficulty of integrating two companies; difficulty of integrating RAScom product lines; uncertainties relating to integration of operations; need to integrate and retain key employees of RAScom; risks related to failure to achieve beneficial synergies; risks related to sales to end-users; dependence on key personnel; highly competitive market; and compliance with regulations and evolving industry standards; dependence on proprietary rights; risks associated with international sales; risks associated with litigation and other risks identified in the Company's Securities and Exchange Commission filings including those risks identified in the section entitled "Risk Factors" of the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K.


Overview

         Excel Switching Corporation (the "Company") is a leading provider of open switching platforms for telecommunications networks worldwide. The Company develops, manufactures, markets and supports a family of open, programmable, carrier-class switches that address the complex enhanced services and wireless and wireline infrastructure needs of network providers. Excel's products offer network providers the flexibility to address multiple market applications and the scalability to deploy a variety of system capacities. The Company's programmable switching platforms enable network providers to deliver improved networking functionality at a lower cost than purchasing, upgrading or reprogramming traditional, closed, central office switches.

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


         Excel's products and technology are contained within the framework of Open Network Expansion Architecture ("ONE Architecture(TM)"). ONE Architecture is Excel's concept that its switching systems provide an open, scalable and cost-effective solution for the telecommunication needs of network providers. ONE Architecture encompasses a family of switching products and related embedded software technologies.


Recent Acquisition


         On May 10, 1999, the Company completed an acquisition of RAScom, Inc., a provider of open remote access server technology. Under terms of the agreement, Excel acquired all outstanding shares and options of RAScom in exchange for the right to receive up to 1.1 million shares of Excel common stock. The transaction is intended to be accounted for as a pooling-of-interests transaction and qualify as a tax-free reorganization. Accordingly, the Company's financial statements for the period ended June 30, 1999 will reflect the combined results of both entities. In addition, financial results for previous periods will be restated to reflect the combined operations for both entities. During the second quarter of 1999, the Company expects to record a one-time charge for acquisition related expenses of an amount estimated to be approximately $2 million. Management anticipates that the acquisition of RAScom will expand Excel's addressable market by adding data capabilities to the EXS product line. See Footnote 6 of Notes to Consolidated Condensed Financial Statements.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Condensed Statements of Income:


                                                                    Three Months Ended
                                                ------------------------------------------------------------
                                                         March 28,                      March 31,
                                                            1998                          1999
                                                            ----                          ----
Revenues...................................                100.0%                         100.0%
Cost of revenues...........................                 29.7                           29.5
                                                          ------                         ------
         Gross profit......................                 70.3                           70.5
                                                          ------                         ------
Operating expenses:
    Engineering, research and
         development.......................                 18.5                           20.7
    Selling and marketing..................                 15.3                           13.0
    General and administrative.............                  9.5                            8.6
                                                          ------                         ------
         Total operating expenses..........                 43.3                           42.3
                                                          ------                         ------
         Income from operations............                 27.0                           28.2
Other income, net..........................                  6.5                            3.7
                                                          ------                         ------
         Income before provision for
           income  taxes...................                 33.5                           31.9
Provision for income taxes.................                 12.6                           11.6
                                                          ------                         ------
Net income.................................                 20.9%                          20.3%
                                                          ======                         ======


Three Months Ended March 28, 1998 and March 31, 1999


         Revenues. The Company's revenues consist of sales of its open, programmable switching platforms and related components. Revenues increased 43% from $25.6 million in the three months ended March 28, 1998 to $36.6 million for the comparable period in 1999. The Company believes that the increase resulted from a number of factors. The Company's efforts to enhance the scalability, performance, capacity and functionality of its products has contributed to an increased interest in Excel's programmable switching platforms as a means of addressing the evolving needs of the telecommunications industry. This includes enhancements in the areas of switch management, PPL and SS7 as well as in infrastructure solution offerings. Over the past several years, the Company's customer base has also broadened, resulting in increased sales from a larger number of sources. The introduction of new or enhanced offerings by this growing customer base as well as the expansion of their markets resulted in an increased demand for Excel's products. Excel also increased its efforts to provide customers with assistance in designing, planning and testing new customer applications. The Company expanded or established relationships with a growing number of network service providers, resulting in an increased amount of direct sales to end-users. Revenues also benefited by the expansion of the selling and marketing organizations, including the establishment of two international sales offices in 1998.

         Revenues from the Company's five largest customers represented approximately 55.6% and 29.7% of the Company's revenues for the first quarters of 1998 and 1999, respectively. In the first quarter of 1999, no single customer represented 10% or more of the Company's total revenue. During the comparable 1998 period, the following customers represented greater than 10% of the Company's revenue: Qualcomm Incorporated represented approximately 22.2%; Comverse Network Systems (Comverse) represented approximately 10.2%; and Brite Voice Systems, Inc. represented approximately 10.2%. The Company anticipates that revenues in 1999 from the Company's largest customer of 1998, Qualcomm Incorporated, will decrease from the previous two fiscal years on both an absolute dollar and percentage of sales basis. Although the Company's largest customers have varied from period to period and the customer base continues to broaden, the Company believes that revenues derived from current and potential large customers will continue to represent a significant proportion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. The volume of future purchases, if any, by the Company's principal customers cannot be estimated based upon historical purchasing trends. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales.

         Gross Profit. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post-sale support costs. Cost of revenues increased 42.3% from $7.6 million in the three months ended March 28, 1998 to $10.8 million for the comparable period in 1999. Gross margin increased from 70.3% in the first quarter of 1998 to 70.5% in the comparable period of 1999. The increase in cost of revenues is attributable to the increase in sales volume.


         Engineering, Research and Development. Engineering, research and development costs consist primarily of compensation and benefit related costs of engineering and development personnel, materials and supplies consumed in prototype development and related facility and equipment costs. Engineering, research and development costs increased 60.8% from $4.7 million in the first quarter of 1998 to $7.6 million for the comparable period in 1999. As a percentage of revenues, these costs were 18.5% and 20.7%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel.


         Selling and Marketing. Selling and marketing costs consist primarily of compensation and benefit related costs for sales, marketing and customer support personnel, travel, promotional activities and related facility costs. Selling and marketing costs increased 21.2% from $3.9 million in the first quarter of 1998 to $4.8 million for the comparable period of 1999. As a percentage of revenues, these costs were 15.3% and 13.0%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to an increases in sales, marketing and customer support personnel, promotional activities and costs related to the international offices established in 1998.

         General and Administrative. General and administrative costs include compensation and benefit related costs of management, finance, information technology and administrative personnel, professional services, costs to maintain manufacturing and management information systems, goodwill amortization and other general corporate expenses. General and administrative costs increased 30.3% from $2.4 million in the first quarter of 1998 to $3.2 million for the comparable period in 1999. As a percentage of revenues, these costs were 9.5% and 8.6%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to increases in bad debt expense and amortization of goodwill as well as professional fees associated with recruiting, acquisition activities and litigation. See Part II, Item 1, Legal Proceedings.


         Other Income. Other income is primarily composed of interest income, offset by interest expense. Other income decreased 18% from $1.6 million in the first quarter of 1998 to $1.3 million for the comparable period in 1999. This decrease was primarily attributable to the interest expense associated with $8.2 million of acquisition related long-term obligations issued in 1998.

         Provision For Income Taxes. The Company's effective rate for Federal and state income taxes was approximately 37.5% and 36.5% for the first quarters of 1998 and 1999, respectively. The decrease is effective tax rates is primarily attributable to a decrease in the effective state income tax rate and the utilization of certain tax credits.

Liquidity and Capital Resources

         At March 31, 1999, the Company's principal sources of liquidity consisted of cash, cash equivalents and marketable securities of approximately $125.7 million, working capital of approximately $137.5 million and $15.0 million of funds available under a bank line of credit. At December 31, 1998, the Company had $118.1 million invested in cash, cash equivalents and marketable securities.


         Net cash provided by operations for the three months ended March 28, 1998 and March 31, 1999 totaled $6.7 million and $10.8 million, respectively. The increase in 1999 was primarily the result of proceeds received under the lease program with a leasing entity offset by an increase in accounts receivable and inventories.


         During the first quarter of 1999, the Company's accounts receivable increased $5.3 million or 17% from December 31, 1998. Management believes this increase is due to a number of factors including the timing of order placements and shipments within the quarter and an increase in sales to international customers and to network providers and other end-users. Sales to such customers typically require longer payment terms than the Company historically has extended to its established customer base. The Company expects this trend to continue as it seeks to increase revenues and further expand its business internationally and with network service providers.


         In March 1999, the Company entered into an arrangement with a leasing entity to enable the Company's customers to finance the purchase of Excel equipment. Under the terms of this arrangement, the Company has a recourse obligation in the amount of the greater of $2,000,000 or 20% of the aggregate net book value of annual equipment sales financed. In addition, the Company has a 100% recourse obligation for contracts funded for customers with certain credit ratings, as determined by the leasing entity.

         During the first quarter of 1999, the Company sold approximately $7.9 million of equipment under sales-type lease agreements to the leasing entity. In addition, the Company sold an existing receivable of approximately $1.0 million to the leasing entity. The Company's total recourse obligation at March 31, 1999 is approximately $8.5 million.

         During the first quarter of 1999, inventories increased approximately 75% or $4.1 million from December 31, 1999. This increase was primarily due to the timing of the purchase and receipt of inventory components prior to the end of the quarter.

         Net cash used in investing activities for the three months ended March 28, 1998 and March 31, 1999 totaled $3.3 million and $15.2 million, respectively. The increase primarily relates to an increase in the dollar amount of investments purchased in 1999 with maturity dates of ninety-one days or greater.

         The Company's existing unsecured bank line of credit arrangement expires in June 1999. Management is presently negotiating a possible extension of this agreement and believes that such an extension will be finalized prior to the expiration of the credit agreement.

         The Company believes that available cash and investments and cash funds generated from operations will be sufficient to meet the Company's anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

Year 2000 Readiness Disclosure Statement

         Many currently installed computer systems and software products are designed to accept only two-digit entries in the date code field. As a result, they may have problems properly recognizing 1/1/00 as January 1, 2000. In less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" or "Y2K" requirements. Significant uncertainty exists in the computer software, hardware and telecommunications industries concerning the potential effects associated with the Year 2000 issue.

         The Company has instituted a program to review the Y2K compliance status of the Company's product offerings and the software and systems used in its internal business processes. Suppliers of the components that make up Excel's products, as well as service suppliers, are being contacted as part of the Company's Y2K assessment. In July 1998, Excel received ITAA*2000 certification from ITAA (Information Technology Association of America). ITAA's review examined eleven discrete process areas deemed necessary for a successful Y2K conversion. ITAA's certification indicates that Excel meets the information technology's best software development practices for addressing the Year 2000 issue.

         The Company has integrated Y2K testing into the development process for all of its products. The Company has reviewed its entire EXS family of products, which includes the EXS and the products formerly named the LNX and CSN. The Company believes that its entire EXS family of products is generally Y2K compliant. Accordingly, the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not affect the performance of the Company's products with respect to the ability of such products to correctly create, store, process and output information related to such date data. Excel's programmable switches are controlled by a host computer owned and operated generally by a customer or end user, and are typically integrated into telecommunication applications by application developers, original equipment manufacturers and system integrators or other third parties. Excel's switch software is embedded, real time software. By design, date values are rarely used in Excel's products. The Company found no discrepancies with Y2K or leap year date processing during its internal testing. Excel believes that the PCX product line will also function properly with a host computer using DOS version 6.22 and beyond. This belief is based on an engineering review and internal test results of the PCX product line.

         The Company has also reviewed the product offerings resulting from the acquisitions of XNT and Quantum for Y2K compliance and believes they are generally Y2K compliant. Prior to being acquired by Excel, both XNT and Quantum performed their own Y2K assessment. Quantum's products use a 4-digit date code and, therefore, have no known Y2K problems. Excel received test reports from XNT verifying that XNT's NT-based ADS software from version 5.14.98 forward had passed their internal Y2K testing. The DOS-based ADS software is currently undergoing testing. These products and their related product development processes are currently being integrated into Excel's existing, ITAA-approved process for the development, test and release of enhancements.

         Excel's primary internal information systems used to support its operations (specifically, its ERP system, individual servers and workstations and common office applications) have either been researched to be Y2K compliant or are in the process of being upgraded. The Company is expects to be fully compliant by the end of the third quarter with regard to its ERP system, individual servers and workstations and common office applications.


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

         To date, the Company has not required a complete and separate budget for investigating and remedying issues related to Y2K compliance of the Company's own products or the software underlying systems used in its internal operations. The costs of Excel's Y2K initiative have been incorporated into existing workloads and budgets within the quality, engineering and information technology departments, and are not expected to be material to the Company's results of operations or financial position. Management expects to develop a contingency plan in the third quarter of 1999 based upon the results of Excel's supplier and customer readiness reviews. To the extent the Company has not adequately assessed its Y2K compliance, additional or significant Company resources may be spent on investigating and remedying Y2K issues and the expenditure of such resources may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

Factors That May Affect Future Operating Results

         Statements contained in this Quarterly Report on Form 10-Q that are not historical fact may constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Quarterly Report on Form 10-Q and other risks identified in the Company's Securities and Exchange Commission filings, including those risks identified in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K.

         The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this report and in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K. The following factors, among others, could cause actual results to differ materially from those set forth in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition:

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

         Concentration of Customers. During the three months ended March 31, 1999, the Company's five largest customers accounted for approximately 29.7% of the Company's revenues. During 1998's first quarter and fiscal 1998, the Company's five largest customers accounted for approximately 55.6% and 45.0%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period and the customer base continues to broaden, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers.

None of the Company's customers have entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales. The Company anticipates that revenues in 1999 from the Company's largest customer of 1998, QUALCOMM Incorporated, will decrease from the previous two fiscal years on both an absolute dollar and percentage of sales basis. It is unknown whether the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or whether the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.


         Highly Competitive Market. The market for telecommunications products is highly competitive and subject to rapid technological change. The telecom industry has also been subject to rapid consolidation of equipment and suppliers by larger telecom and data network service providers. The Company competes or may compete directly or indirectly with the following categories of companies:
(i) other manufacturers of programmable switches such as Cisco Systems, Inc. (primarily through its recent acquisition of Summa Four, Inc.), Redcom Laboratories, Inc. and Harris Corporation; (ii) large, well-established switch and telecommunications equipment manufacturers such as Alcatel Alsthom Compagnie Generale d'Electricite SA, Lucent Technologies Inc., Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson; and (iii) to a lesser degree, systems integrators and application developers whose switches are based on PC card-level products manufactured by companies such as Aculab Inc., Dialogic Corporation and Natural MicroSystems Corporation. In addition, the Company may be subject to competition from several smaller companies that have begun to manufacture programmable switching platforms as well as from emerging data communications equipment manufacturers. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter those markets, thereby further intensifying competition. Additionally, one or more of the Company's application developers may begin to develop or market products in competition with the Company. Increased competition could result in price reductions and loss of market share which would materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, selling and marketing, technical, manufacturing and other resources than the Company. Some of the Company's competitors currently offer financing alternatives to their customers. The Company has recently established a relationship with an independent leasing company to offer a financing alternative to some or all of Excel's customers. It is not certain that financing alternative provided by this relationship will be on terms that are competitive with the financial offerings of the Company's competitors. It is not certain the Company will continue to offer such financing alternatives in the future. Moreover, the Company's competitors may also foresee the course of market developments more accurately than the Company. Although the Company believes it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and product development, marketing and customer service and support. It is not certain that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to compete successfully with its existing competitors or with new competitors.

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

     If key systems, or a significant number of systems were to fail as a result of Y2K problems, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations. In addition, because the Company purchases many critical components from single or sole-source suppliers, failure of any such supplier to adequately address issues relating to the Y2K problem in its own products or internal systems may have a material adverse affect on the Company's business, financial condition and results of operations. In certain circumstances, the Company has warranted to customers that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to the ability to create, store, process and output information related to such date data. If any of these customers experience Y2K problems, such customers could assert claims for damages against the Company. To the extent the Company has not adequately assessed its Y2K compliance, additional or significant Company resources may be spent on investigating and remedying Y2K issues and the expenditure of such resources may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

         Dependence on Relationships with Application Developers, OEMs and Systems Integrators. The Company sells a significant amount of its products to, and maintains strategic relationships with, application developers, original equipment manufacturers and systems integrators which incorporate the Company's products into their service and product offerings. As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products. The development of an application or service for the telecommunications market can involve a substantial amount of time and expense. The delay or failure of a customer's application development program incorporating the Company's products could delay or prevent expected sales of the Company's products. The inability or cessation of customers to integrate the Company's products into their service and product offerings, product development delays by application developers and other customers, lack of market acceptance of the service and product offerings of the Company's customers or a customer's decision to market products manufactured by a competitor of the Company, or the manufacture of such products themselves, would have a material adverse effect on the Company's business, financial condition and results of operations.

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


         Risks Related to Lease Financing. In March 1999, the Company entered into an arrangement with a leasing entity to enable the Company's customers to finance the purchase of Excel equipment. Under the terms of this arrangement, the Company has a recourse obligation in the amount of the greater of $2,000,000 or 20% of the aggregate net book value of annual equipment sales financed. In addition, the Company has a 100% recourse obligation for contracts funded for customers with certain credit ratings, as determined by the leasing entity. It is not certain that financing alternative provided by this relationship will be on terms that are competitive with the financial offerings of the Company's competitors. It is not certain the

Company will continue to offer such financing alternatives in the future. Since Excel is obligated to guarantee the payments to the leasing entity, the default by one or more customers of their payment obligations to the leasing entity under this program may have a material adverse impact on the Company's business, financial condition and results of operations. In addition, such default may have an adverse impact on the Company's ability to continue to offer such alternative financing to its customers.


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

         Risks Relating to Acquisitions. In May 1999, the Company acquired RAScom, Inc. During the fourth quarter of 1998, the Company acquired Quantum Telecom Solutions, Inc. and XNT Systems, Inc. The Company may also, from time to time, pursue the acquisition of other companies, assets, products and technologies. Acquisitions involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the acquired company's existing customer and support obligations, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. Because management and the Company have limited experience in acquisitions and integrating acquired companies or technologies into its operations, it is not certain that the Company will be able to manage present and future acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

         Difficulty of Integrating Two Companies. In connection with the Company's recent acquisition of RAScom, Inc., the successful integration of the operations, personnel and product lines of the two companies is important to the future financial performance of the combined enterprise. The anticipated benefits of the acquisition may not be achieved unless, among other things, the operations of RAScom are successfully combined with those of the Company in a timely manner. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the revenues, financial condition and results of operation of the combined enterprise. Excel may not be able to successfully integrate RAScom and its services and products into the Company's operations. The inability of management to successfully integrate the operations of the companies could have a material adverse effect upon the business, financial condition and results of operations of the Company.

         Difficulty of Integrating RAScom Product Lines. As part of its product plans following the acquisition of RAScom, Excel expects to be integrating RAScom's remote access technology with Excel's programmable switching technology for the enhanced services and wireless and infrastructure markets, as well as for small- and medium-sized Internet Service Providers. The integration by Excel of RAScom's product offerings can be costly, and result in unanticipated delays or difficulties with product integration, and require further development expenses and further expenditures for sales and marketing campaigns associated with advertising the new, complementary product offerings. There is no assurance that the RAScom research and development team can be successfully assimilated with Excel's engineering personnel, or that the RAScom engineering personnel will continue to remain at Excel following the acquistion. Excel has no assurance that its existing customers will purchase the new RAScom product lines, once integrated, or that Excel will be able to attract new customers with added the RAScom product capabilities. While management believes that RAScom's technology enhances Excel's existing product offerings and expands its addressable markets, delays or difficulties associated with this product integration or the loss of RAScom engineering personnel could have a material adverse effect on Excel's business and results of operations.

         Uncertainties Relating to Integration of Operations. The Company believes that the acquisition of RAScom will result in long-term strategic benefits. However, the realization of these benefits will depend on whether management can integrate the operations of the Company and RAScom in an efficient and effective manner. Among other things, the Company must integrate the respective companies' products, technologies, distribution channels and key personnel. Furthermore, the Company must coordinate the sales, marketing and research and development efforts of RAScom. The difficulties of integrating RAScom may be increased by the need to coordinate organizations with distinct cultures and widely dispersed operations. The effective integration of the various operations will depend on the ability of the Company to attract and retain key management, sales, marketing and research and development personnel. The integration of operations following the acquisition will require significant attention of management and thus may distract attention from other day-to-day operations of the Company.

         Need to Integrate and Retain Key Employees of RAScom. The successful integration of RAScom, Inc. is dependent on the retention and integration of the key management, sales, marketing, engineering and other technical employees of RAScom. Competition for qualified personnel in the industries in which the Company and RAScom compete is very intense, and competitors may use aggressive tactics to recruit key employees of the Company and RAScom during the integration phase following the acquisition which could result in the loss of key employees. The loss of these key personnel could have a material adverse effect on Excel's business, financial condition and results of operations.

         Risks Related to Sales to End-Users. The Company intends to increase the volume of sales to end-users over the next several periods. Although the Company's products have been distributed through indirect channels to end-users, the Company has limited experience in distributing directly to and directly supporting end-users. Sales to en-users are subject to a variety of risks, including increased costs to promote and market the products; to install and integrate products and support the customer base; increased warranty obligations and a longer sales cycle. Sales to end-users may also involve significant acceptance, performance and other milestone criteria, which may impact the timing of the revenue recognition. The installation of a complete system involves the integration of the Company's product with various third-party equipment and applications. Difficulties or delays in integration may result in delays in market acceptance and sales, diversion of development and management resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

     Sales to end-users may require the Company to provide additional third-party components and software applications. The inability to obtain sufficient supplies of these components and applications could result in delays or reductions in product shipments which could materially adversely affect the Company's business, financial condition and results of operations.
 In order to meet the needs of network providers, the Company may be required to further develop or enhance its existing product offerings or acquire additional products and technologies from third parties. Such new products or enhancements may require the Company to obtain additional technical certification in telecom networks. Delays in product development and certification could materially adversely affect the Company's business, financial condition and results of operations.

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

         Management of Growth, Hiring of Additional Personnel and Dependence on Key Personnel. The Company has experienced growth in revenues and expansion of its operations which have placed significant demands on the Company's management, engineering staff and facilities. In May 1999, the Company completed an acquisition of an existing corporation. During 1998, the Company completed the acquisitions of two existing corporations and established operations internationally. The Company continues to implement additional financial and management procedures that the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand the infrastructure of its international operations, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. It is not certain whether the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

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

         Risks Associated with International Sales. In the first quarter of 1999, direct sales to customers located outside of the United States accounted for approximately 30% of the Company's revenues. However, the Company sells a majority of its products to application developers, OEMs and systems integrators located within the United States which market products and services based on the Company's products worldwide. The Company intends to further expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. Any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's international sales increase, its revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales which typically occur during the summer months in Europe and other parts of the world. It is not certain that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Risks Associated With Litigation. The Company is currently involved in litigation with Cisco Systems, Inc. ("Cisco") where the Company has alleged infringement of certain of its patents and Cisco has filed counterclaims alleging breach of a certain confidentiality agreement and infringement of certain of its patents. The litigation is in the early stages of discovery. There can be no assurance that this litigation will ultimately be resolved in favor of the Company or on terms that are favorable to the Company. The Company could incur substantial costs, product shipment delays or restrictions, and diversion of management resources in defending, pursuing and resolving these claims and counterclaims. Cisco has substantially greater financial resources to underwrite the cost of litigation and is in a better position to underwrite protracted litigation. The Company might also be subject to injunctive or other equitable relief, or might be required to pay substantial damages awards or enter into licensing or royalty arrangements to resolve these claims and counterclaims, or might be prevented from selling or delivering its products. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Reference is also being made to the disclosure in Part II, Item 7A, entitled QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of the Company's Annual report on Form 10K for the fiscal year ended December 31, 1998.

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


         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of investment securities held at March 31, 1999 was $125.7 million, including unrealized gains of approximately $51,000.

         The Company's investment portfolio has not changed significantly since December 31, 1999. The weighted average interest rate of the investment portfolio at December 31, 1998 and March 31, 1999 was approximately 5.1% and 4.9%, respectively.


         The Company's existing debt obligations are at fixed interest rates and therefore will not be affected by changes in market interest rates. Under the Company's line-of-credit arrangement with a bank, borrowings may bear interest at either the bank's base rate or the Eurodollar rate plus 1.75%. At March 31, 1998, no amounts were outstanding under this line. Any interest which may in the future become payable on the line-of-credit will be based upon variable interest rates and will therefore be affected by changes in market interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings


         In 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging certain of Summa Four, Inc.'s ("Summa Four") telecommunication equipment infringes three patents owned by the Company and seeking a finding of infringement of each of the three patents, an injunction against further infringement, and damages. Summa Four filed a counterclaim asserting the breach of a certain confidentiality agreement, and seeking unspecified damages. The Company filed an answer denying the counterclaim for breach of the confidentiality agreement and raising several defenses to that counterclaim. Summa Four served additional counterclaims, including one alleging that certain of the Company's telecommunication equipment infringes a Summa Four patent and seeking an injunction against further infringement and unspecified damages. The additional counterclaims further allege fraud, breach of duty of good faith and fair dealing, intentional misrepresentation and/or inducement, and unfair competition, and seek unspecified damages. The Company filed an answer denying the additional counterclaims and raising several defenses to the additional counterclaims. On March 20, 1999, the Court substituted Cisco Systems, Inc. ("Cisco") for Summa Four as defendant and counterclaimant, as a result of Cisco's acquisition of Summa Four. The case remains in the early stages of litigation and although the Company intends vigorously to pursue its claims against Cisco and defend against Cisco's counterclaims, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.



ITEM 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds of Initial Public Offering - On November 4, 1997 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, Commission file number 333-35791, relating to the initial public offering of the Company's Common Stock. The offering commenced on November 4, 1997 and all shares covered by the Registration Statement were sold. The following sets forth certain information regarding the Company's application of the net proceeds therefrom through March 31, 1999.


      Remaining offering proceeds, December 31, 1998                           $31,570,000
      Less:
            Purchases of property and equipment                                  3,128,000
            Payments on long-term obligations                                       46,000
            Payments related to acquisitions                                            --
            Payments related to payroll                                         10,413,000
            Interest payments on debt obligations                                  210,000
            Payments related to vendor purchases or taxes                       17,773,000
                                                                               -----------
      Remaining offering proceeds, March 31, 1999                              $        --
                                                                               ===========


         The Company has invested the net proceeds from the initial public offering in November 1997 in investment grade, interest-bearing securities. None of the net proceeds from the IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company, with the exception of compensation related payments to officers made in the normal course of business.

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.8 - Vendor Program Agreement dated March
                        1999 between the Company and NationsCredit
                        Commercial Corporation dated March 30, 1999.

         Exhibit 27   - Financial Data Schedule.


         (b)   Reports on Form 8-K

               None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Excel Switching Corporation
                                    (Registrant)




Dated:   May 18, 1999           /s/ Robert P. Madonna
                                ---------------------

                                Robert P. Madonna
                                President, Chief Executive Officer and
                                Chairman of the Board of Directors (Principal Executive Officer)



Dated:   May 18, 1999           /s/ Stephen S. Galliker
                                -----------------------

                                Stephen S. Galliker
                                Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

   EXHIBIT INDEX

--------------------- ------------------------------------------------------------------------------------
Exhibit No.                                               Description
--------------------- ------------------------------------------------------------------------------------
10.8                  Vendor Program Agreement dated March 1999 between the Company and NationsCredit
                      Commercial Corporation dated March 30, 1999.
--------------------- ------------------------------------------------------------------------------------
27.0                  Financial Data Schedule (EDGAR)
--------------------- ------------------------------------------------------------------------------------