Form 10-Q
period 1999-06-30
EXCEL SWITCHING CORP
filed 1999-08-16
CIK 1036261

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                             255 INDEPENDENCE DRIVE
                          HYANNIS, MASSACHUSETTS 02601
                          ----------------------------
               (Address of principal executive offices) (Zip code)

                                 (508) 862-3000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

     As of August 11, 1999, there were 36,797,516 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                           EXCEL SWITCHING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          Page

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets                             3

          Consolidated Condensed Statements of Income                       4

          Consolidated Condensed Statements of Cash Flows                   6

          Notes to Consolidated Condensed Financial Statements              7

ITEM 2.   Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                       10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk       31

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                32

ITEM 2.   Changes in Securities and Use of Proceeds                        32

ITEM 3.   Defaults Upon Senior Securities                                  33

ITEM 4.   Submission of Matters to a Vote of Security Holders              33

ITEM 5.   Other Information                                                34

ITEM 6.   Exhibits and Reports on Form 8-K                                 34

          SIGNATURES                                                       37

          EXHIBIT INDEX                                                    38


                           EXCEL SWITCHING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                   DECEMBER 31,     JUNE 30,
                                                                       1998           1999
                                                                   ------------      -------
                                                                                   (UNAUDITED)
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  64,877       $  32,940
   Marketable securities                                              55,579          81,716
   Accounts receivable, net of reserves of $2,228 and $2,728          31,425          47,749
   Inventories                                                         6,800          12,822
   Deferred tax asset                                                  8,534           7,608
   Other current assets                                                2,325           5,004
                                                                     -------         -------
         Total current assets                                        169,540         187,839
PROPERTY AND EQUIPMENT, NET                                           19,753          24,747
DEFERRED TAX ASSET                                                     7,642           7,781
INTANGIBLE ASSETS, NET                                                 9,702           8,992
OTHER ASSETS                                                             766           1,223
                                                                     -------         -------
                                                                   $ 207,403       $ 230,582
                                                                     -------         -------
                                                                     -------         -------

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations                     $   3,408       $   4,213
   Accounts payable                                                    4,922           8,187
   Accrued expenses                                                   20,135          17,361
   Accrued income taxes                                                6,052           5,160
   Deferred revenue                                                    1,047           2,174
   Recourse obligation                                                  --             5,771
                                                                     -------         -------
         Total current liabilities                                    35,564          42,866
                                                                     -------         -------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                         4,858          3 ,958
                                                                     -------         -------
REDEEMABLE CONVERTIBLE PREFERRED STOCK, AT REDEMPTION VALUE-
     Issued and outstanding--10,696,402 and no shares at
     December 31, 1998 and June 30, 1999, respectively                20,315            --
                                                                     -------         -------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-none issued                          --              --
   Common stock, $.01 par value-
     Issued and outstanding--34,218,309 and 36,642,704 shares
     at December 31, 1998 and June 30, 1999, respectively                342             366
   Additional paid-in capital                                        102,165         130,097
   Deferred compensation                                                (747)           (654)
   Accumulated other comprehensive income                                143             (18)
   Retained earnings                                                  44,763          53,967
                                                                     -------         -------
         Total stockholders' equity                                  146,666         183,758
                                                                     -------         -------
                                                                   $ 207,403       $ 230,582
                                                                     -------         -------
                                                                     -------         -------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           EXCEL SWITCHING CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                       JUNE 27,     JUNE 30,
                                                        1998         1999
                                                       -------      -------
REVENUES                                               $30,807      $43,218
COST OF REVENUES                                         9,881       13,689
                                                       -------      -------
         Gross profit                                   20,926       29,529
                                                       -------      -------
OPERATING EXPENSES:
   Engineering, research and development                 5,904        9,590
   Selling and marketing                                 4,923        6,398
   General and administrative                            2,949        4,791
   Merger related costs                                   --          2,075
                                                       -------      -------
         Total operating expenses                       13,776       22,854
                                                       -------      -------
         Income from operations                          7,150        6,675
OTHER INCOME, NET                                        1,482        1,306
                                                       -------      -------
         Income before provision for income taxes        8,632        7,981
PROVISION FOR INCOME TAXES                               3,246        3,661
                                                       -------      -------
NET INCOME                                             $ 5,386      $ 4,320
                                                       -------      -------
                                                       -------      -------
PREFERRED STOCK DIVIDENDS                              $   379      $   182
                                                       -------      -------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS            $ 5,007      $ 4,138
                                                       -------      -------
                                                       -------      -------
BASIC EARNINGS PER SHARE                               $   .15      $   .12
                                                       -------      -------
                                                       -------      -------
DILUTED EARNINGS PER SHARE                             $   .13      $   .10
                                                       -------      -------
                                                       -------      -------
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               33,178       35,620
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             40,139       41,202


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           EXCEL SWITCHING CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                         SIX MONTHS ENDED
                                                      JUNE 27,     JUNE 30,
                                                        1998         1999
                                                      --------     --------
REVENUES                                               $57,912      $80,558
COST OF REVENUES                                        19,003       25,906
                                                       -------      -------
         Gross profit                                   38,909       54,652
                                                       -------      -------
OPERATING EXPENSES:
   Engineering, research and development                11,444       18,112
   Selling and marketing                                 9,964       12,094
   General and administrative                            5,857        8,299
   Merger related costs                                   --          2,075
                                                       -------      -------
         Total operating expenses                       27,265       40,580
                                                       -------      -------
         Income from operations                         11,644       14,072
OTHER INCOME, NET                                        3,199        2,514
                                                       -------      -------
         Income before provision for income taxes       14,843       16,586
PROVISION FOR INCOME TAXES                               5,587        6,796
                                                       -------      -------
NET INCOME                                             $ 9,256      $ 9,790
                                                       -------      -------
                                                       -------      -------
PREFERRED STOCK DIVIDENDS                              $   758      $   586
                                                       -------      -------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS            $ 8,498      $ 9,204
                                                       -------      -------
                                                       -------      -------
BASIC EARNINGS PER SHARE                               $   .26      $   .26
                                                       -------      -------
                                                       -------      -------
DILUTED EARNINGS PER SHARE                             $   .23      $   .24
                                                       -------      -------
                                                       -------      -------
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               33,005       35,454
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             40,151       41,158


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           EXCEL SWITCHING CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                          SIX MONTHS ENDED
                                                       JUNE 27,        JUNE 30,
                                                         1998           1999
                                                       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  9,256       $  9,790
 Adjustments to reconcile net income to net cash
  provided by operating activities-
  Depreciation and amortization                           1,335          2,875
  Unrealized gain (loss) on investments                      27           (161)
  Deferred income taxes                                  (2,404)           787
  Compensation expense associated with the grant
   of stock options, net of forfeitures                      89            144
  Changes in assets and liabilities-
   Accounts receivable                                   (4,235)       (16,324)
   Inventories                                           (1,329)        (6,022)
   Prepaid taxes                                            122           --
   Other current assets                                    (770)        (2,679)
   Accounts payable                                       1,320          3,265
   Accrued expenses                                       5,113         (2,549)
   Accrued income taxes                                   2,961          5,004
   Deferred revenue                                        --            1,127
   Recourse obligation                                     --            5,546
                                                       --------       --------
     Net cash provided by operating activities           11,485            803
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                     (7,045)        (7,159)
 Purchases of marketable securities, net                 22,468        (26,137)
 Increase in other assets                                  --             (457)
                                                       --------       --------
     Net cash provided by (used in) investing
      activities                                         15,423        (33,753)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term obligations                       (3,342)           (95)
 Issuance of stock under employee stock
  purchase plan                                            --              214
 Proceeds from the exercise of stock options                218            894
                                                       --------       --------
     Net cash provided by (used in) financing
      activities                                         (3,124)         1,013
                                                       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                23,784        (31,937)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           55,499         64,877
                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 79,283       $ 32,940
                                                       --------       --------
                                                       --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for-
  Interest                                             $     45       $    225
                                                       --------       --------
                                                       --------       --------
  Taxes                                                $  4,908       $    737
                                                       --------       --------
                                                       --------       --------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           EXCEL SWITCHING CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Interim Consolidated Condensed Financial Statements

     On May 10, 1999, the Company acquired all of the outstanding capital stock and options of RAScom, Inc. in exchange for 1,099,940 shares of Common Stock. The Company has accounted for the acquisition under the "pooling-of-interests" accounting method. Accordingly, the financial statements for the periods ending June 27, 1998 have been restated as if the two entities had operated as one entity since inception. During the second quarter of 1999, the Company recorded a one-time charge for acquisition related expenses of approximately $2.1 million.

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of Excel Switching Corporation (the "Company") for the year ended December 31, 1998 as reported in the Company's Form 8-K/A filed with the Commission on July 23, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended June 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or for any other period.

Note 2 - Earnings Per Share

     Basic earnings per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method and Redeemable Convertible Preferred Stock on an as-if converted basis. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                                      THREE MONTHS ENDED
                                                                 ----------------------------
                                                                 JUNE 27, 1998  JUNE 30, 1999
                                                                 -------------  -------------

Basic weighted average common shares outstanding                    33,178        35,620

Weighted average common equivalent shares from stock options         6,139         5,117

Weighted average common equivalent shares from preferred stock         822           465
                                                                    ------        ------
Diluted weighted average shares outstanding                         40,139        41,202
                                                                    ------        ------
                                                                    ------        ------



                                                                       SIX MONTHS ENDED
                                                                ----------------------------
                                                                JUNE 27, 1998  JUNE 30, 1999
                                                                -------------  -------------

Basic weighted average common shares outstanding                    33,005        35,454

Weighted average common equivalent shares from stock options         6,324         5,470

Weighted average common equivalent shares from preferred stock         822           234
                                                                    ------        ------
Diluted weighted average shares outstanding                         40,151        41,158
                                                                    ------        ------
                                                                    ------        ------


Note 3 - Comprehensive Income

     Comprehensive income for the three and six month periods ended June 30, 1999 does not significantly differ from reported net income. The differences between comprehensive income and net income relates to unrealized gains and losses on marketable securities, net of the related tax effect, and foreign currency translation adjustments. There was a net period decrease in accumulated comprehensive income for the three and six month periods ended June 30, 1999 of approximately $6,000 and $161,000, respectively.

Note 4 - Significant Customers

     Sales to significant customers as a percentage of the Company's total revenues were as follows:


                                          THREE MONTHS ENDED
                                     -------------   -------------
                                     JUNE 27, 1998   JUNE 30, 1999
                                     -------------   -------------
Significant Customer A                     *              13%
Significant Customer B                     *              12%
Significant Customer C                    30%              *



                                           SIX MONTHS ENDED
                                     -------------   -------------
                                     JUNE 27, 1998   JUNE 30, 1999
                                     -------------   -------------
Significant Customer A                     *               *
Significant Customer B                     *               *
Significant Customer C                    25%              *


* Sales derived from this customer represented less than 10% of the Company's total revenue for the period.

Note 5 - Vendor Lease Program

     In March 1999, the Company entered into an arrangement with a leasing company to enable the Company's customers to finance the purchase of Excel equipment. Under the terms of this arrangement, as amended, the Company has a recourse obligation in the amount of the greater of $1,000,000 or 20% of the aggregate net book value of equipment sales financed. In addition, the Company has a 100% recourse obligation for contracts funded for customers with certain credit ratings, as determined by the leasing company. The Company defers revenue recognition on sales involving recourse obligation until such time as the obligation is eliminated.

     During the second quarter of 1999, approximately $1.2 million of equipment sales were financed through this program. The Company's total recourse obligation at June 30, 1999 is approximately $5.8 million.

     During the quarter, the leasing company sold an existing 100% recourse lease contract that originated in the first quarter of 1999 to another leasing company. As a result of this transaction, Company's recourse obligation was eliminated. Accordingly, the Company recognized approximately $2.7 million of net revenue.

Note 6 - Recent Acquisition

     In July 1999, the Company completed the acquisition of certain technology and assets. This technology included host-computer based software applications for the Excel programmable switching platforms. Consideration included cash payments of approximately $4.0 million, the issuance of promissory notes totaling approximately $7.4 million and the assumption of certain liabilities. Such notes bear interest of 8% per annum and are payable at various dates through January 2001. The Company will account for this acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include contract rights, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the third quarter. The Company is in the process of completing a valuation of the assets acquired in this transaction for purposes of purchase accounting with the assistance of an independent valuation consultant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains statements that are "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in "Management's Discussion and Analysis of Supplemental Consolidated Financial Condition and Results of Operations" which are not historical facts, including, but not limited to, statements regarding: the anticipated adequacy of cash resources to meet the Company's working capital requirements; anticipated requirements for the accrual for sales returns and allowances; anticipated payment terms relating to account receivables; the anticipated proportion of revenues to be derived from a limited number of customers; anticipated expenditures and completion dates with respect to research and development and the expansion of marketing and selling efforts; statements regarding the Company's recourse obligation under its lease program; unanticipated costs and difficulties associated with integrating the operations, products and personnel of acquired businesses, including RAScom; anticipated extension of the bank line of credit agreement; and statements regarding the Company's readiness for Y2K are forward looking statements. Factors that could cause or contribute to such differences include, among others, those relating to fluctuations in results of operations, dependence on and concentration of relationships with application developers, OEMs and systems integrators, risks relating to acquisitions and the integration of RAScom and other risks identified in the Company's SEC filings including those contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company's quarterly report on Form 10-Q for the three months ended March 31, 1999, the Company's report on Form 8-K, dated May 10, 1999 and filed with the Commission on May 25, 1999 and as amended by the Company's Report on Form 8-K/A, dated May 10, 1999 and filed with the Commission on July 23, 1999.


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

     Excel's products and technology are contained within the framework of Open Network Expansion Architecture ("ONE Architecture-TM-"). ONE Architecture is Excel's concept that its switching systems provide an open, scalable and cost-effective solution for the telecommunication needs of network providers. ONE Architecture encompasses a family of switching products and related embedded software technologies.

RECENT ACQUISITIONS

     On May 10, 1999, the Company completed an acquisition of RAScom, Inc., a provider of open remote access server technology. Management anticipates that the acquisition of RAScom will expand Excel's addressable market by adding data capabilities to the EXS product line. Under terms of the agreement, Excel acquired all outstanding capital stock and options of RAScom in exchange for the right to receive up to 1,099,940 shares of Excel common stock. The transaction has been accounted for under the pooling-of-interests method. Accordingly, the Company's financial statements for the period ended June 30, 1999 reflect the combined results of both entities. In addition, financial results for previous periods have been restated to reflect the combined operations for both entities since inception. During the second quarter of 1999, the Company recorded a one-time charge for acquisition related expenses of approximately $2.1 million.

     In July 1999, the Company completed the acquisition of certain technology and assets. This technology included host-computer based software applications for the Excel programmable switching platforms. Consideration included cash payments of approximately $4.0 million, the issuance of promissory notes totaling approximately $7.4 million and the assumption of certain liabilities. Such notes bear interest of 8% per annum and are payable at various dates through January 2001. The Company will account for this acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include contract rights, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the third quarter. The Company is in the process of completing a valuation of the assets acquired in this transaction for purposes of purchase accounting with the assistance of an independent valuation consultant.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's Consolidated Condensed Statements of Income:


                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  ------------------         ----------------
                                                 JUNE 27,     JUNE 30,     JUNE 27,     JUNE 30,
                                                   1998         1999         1998         1999
                                                 --------     --------     --------     --------
Revenues                                           100.0%       100.0%       100.0%       100.0%
Cost of revenues                                    32.1         31.7         32.8         32.2
                                                   -----        -----        -----        -----
Gross profit                                        67.9         68.3         67.2         67.8
                                                   -----        -----        -----        -----
Operating expenses:
    Engineering, research and  development          19.1         22.2         19.8         22.4
    Selling and marketing                           16.0         14.8         17.2         15.0
    General and administrative                       9.6         11.1         10.1         10.3
    Merger related costs                             --           4.8          --           2.6
                                                   -----        -----        -----        -----
Total operating expenses                            44.7         52.9         47.1         50.3
                                                   -----        -----        -----        -----
Income from operations                              23.2         15.4         20.1         17.5
Other income, net                                    4.8          3.0          5.5          3.1
                                                   -----        -----        -----        -----
Income before provision for income taxes            28.0         18.5         25.6         20.6
Provision for income taxes                          10.5          8.5          9.6          8.4
                                                   -----        -----        -----        -----
Net income                                          17.5%        10.0%        16.0%        12.2%
                                                   -----        -----        -----        -----
                                                   -----        -----        -----        -----



THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 30, 1999

     REVENUES. The Company's revenues consist of sales of its open, programmable switching platforms and related components. Revenues increased 40% from $30.8 million in the three months ended June 27, 1998 to $43.2 million for the comparable period in 1999. The Company believes that the increase resulted from a number of factors. The Company's efforts to enhance the scalability, performance, capacity and functionality of its products has contributed to an increased interest in Excel's programmable switching platforms as a means of addressing the evolving needs of the telecommunications industry. This includes enhancements in the areas of switch management, PPL and SS7 as well as in infrastructure solution offerings. Over the past several years, the Company's customer base has also broadened, resulting in increased sales from a larger number of sources. The introduction of new or enhanced offerings by this growing customer base as well as the expansion of their markets resulted in an increased demand for Excel's products. Excel also increased its efforts to assist customers with designing, planning and testing of new customer applications. The Company expanded or established relationships with a growing number of network service providers, resulting in an increased amount of direct sales to end-users. Revenues also benefited by the expansion of the selling and marketing organizations, including the establishment of two international sales offices in 1998 and one in late 1997.

     Revenues from the Company's five largest customers represented approximately 49% and 32% of the Company's revenues for the second quarters of 1998 and 1999, respectively. In the second quarter of 1999 Comverse Network Systems represented 13% and Cignal Global Communications, Inc. represented 12%, including amounts financed through third party lessors on behalf of Cignal. During the comparable 1998 period, Qualcomm Incorporated represented approximately 30% of the Company's total revenue. Although the Company's largest customers have varied from period to period and the customer base continues to broaden, the Company believes that revenues derived from current and potential large customers will continue to represent a significant proportion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. The volume of future purchases, if any, by the Company's principal customers cannot be estimated based upon historical purchasing trends. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales.

     GROSS PROFIT. Cost of revenues consists primarily of the cost of purchased components and subassemblies, contract manufacturing costs, labor and overhead relating to material procurement, final assembly, testing and quality control, and warranty and post-sale support costs. Cost of revenues increased 39% from $9.9 million in the three months ended June 27, 1998 to $13.7 million for the comparable period in 1999. Gross margin increased from 67.9% in the second quarter of 1998 to 68.3% in the comparable period of 1999. The increase in cost of revenues and gross margin is primarily attributable to the increase in sales volume.

     ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development costs consist primarily of compensation and benefit related costs of engineering and development personnel; materials and supplies consumed in prototype development; and related facility and equipment costs. Engineering, research and development costs increased 62% from $5.9 million in the second quarter of 1998 to $9.6 million for the comparable period in 1999. As a percentage of revenues, these costs were 19.1% and 22.2%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel and, to a lesser extent, by increases in the consumption of supplies and materials used in development activities.

     SELLING AND MARKETING. Selling and marketing costs consist primarily of compensation and benefit related costs for sales, marketing and customer support personnel; travel, advertising, trade show and other promotional activities; and related facility and office costs. Selling and marketing costs increased 30% from $4.9 million in the second quarter of 1998 to $6.4 million for the comparable period of 1999. As a percentage of revenues, these costs were 16.0% and 14.8%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to promotional activities and costs related to the international offices established in 1998 and 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative costs include compensation and benefit related costs of management, finance, information technology and administrative personnel; legal, accounting and other professional services; costs to maintain manufacturing and management information systems; goodwill amortization; and other general corporate expenses. General and administrative costs increased 62% from $2.9 million in the second quarter of 1998 to $4.8 million for the comparable period in 1999. As a percentage of revenues, these costs were 9.6% and 11.1%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase of approximately $1.0 million in expenses related to the Company's patent infringement lawsuit against Cisco Systems, Inc. (See

Part II, Item 1, Legal Proceedings). In addition, the increase resulted from expenses related to bad debt expense and amortization of goodwill, as well as professional fees associated with recruiting and acquisition activities.

     MERGER RELATED COSTS. During the second quarter of 1999, the Company incurred one-time charges for merger related costs of approximately $2.1 million in connection with the acquisition of RAScom, Inc. Merger related costs primarily relate to professional services expenses incurred in connection with the acquisition including approximately $1.0 million for investment banking advisory services and approximately $730,000 for legal and accounting fees.

     OTHER INCOME. Other income is primarily composed of interest income, offset by interest expense. Other income decreased 12% from $1.5 million in the second quarter of 1998 to $1.3 million for the comparable period in 1999. This decrease was primarily attributable to the interest expense associated with $8.2 million of acquisition-related, debt obligations issued in the fourth quarter 1998. In addition, interest income decreased from the prior period as a result of decreases in the prevailing market interest rates available for the Company's invested cash and securities.

     PROVISION FOR INCOME TAXES. The Company's effective rate for Federal and state income taxes was approximately 37.6% and 45.9% for the second quarters of 1998 and 1999, respectively. The increase in effective tax rates is primarily attributable to non-deductible merger related costs of approximately $2.1 million incurred during the quarter.

SIX MONTHS ENDED JUNE 27, 1998 AND JUNE 30, 1999

     REVENUES. Revenues increased 39% from $57.9 million in the six months ended June 27, 1998 to $80.6 million for the comparable period in 1999. The Company believes that the increase resulted from a number of factors. The Company's efforts to enhance the scalability, performance, capacity and functionality of its products has contributed to an increased interest in Excel's programmable switching platforms as a means of addressing the evolving needs of the telecommunications industry. This includes enhancements in the areas of switch management, PPL and SS7 as well as in infrastructure solution offerings. Over the past several years, the Company's customer base has also broadened, resulting in increased sales from a larger number of sources. The introduction of new or enhanced offerings by this growing customer base as well as the expansion of their markets resulted in an increased demand for Excel's products. Excel also increased its efforts to assist customers with designing, planning and testing of new customer applications. The Company expanded or established relationships with a growing number of network service providers, resulting in an increased amount of direct sales to end-users. Revenues also benefited by the expansion of the selling and marketing organizations, including the establishment of two international sales offices in 1998 and one in late 1997.

     Revenues from the Company's five largest customers represented approximately 53% and 26% of the Company's revenues for the first half of 1998 and 1999, respectively. In the second quarter of 1999, no single customer represented greater than 10% of the Company's total revenue. During the comparable 1998 period, Qualcomm Incorporated represented approximately 25% of the Company's total revenue. Although the Company's largest customers have varied from period to period and the customer base continues to broaden, the Company believes that revenues derived from current and potential large customers will continue to represent a significant proportion of revenues, and that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. The volume of future purchases, if any, by the Company's principal customers cannot be estimated based upon historical purchasing trends. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales.

     GROSS PROFIT. Cost of revenues increased 36% from $19.0 million in the six months ended June 27, 1998 to $25.9 million for the comparable period in 1999. Gross margin increased from 67.2% in the first half of 1998 to 67.8% in the comparable period of 1999. The increase in cost of revenues is attributable to the increase in sales volume.

     ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development costs increased 58% from $11.4 million in the first half of 1998 to $18.1 million for the comparable period in 1999. As a percentage of revenues, these costs were 19.8% and 22.4%, respectively, in such periods. The increase in engineering, research and development costs in absolute dollars was primarily attributable to an increase in engineering and research personnel and, to a lessor extent, by increases in the consumption of prototype supplies and materials.

     SELLING AND MARKETING. Selling and marketing costs increased 21% from $10.0 million in the first half of 1998 to $12.1 million for the comparable period of 1999. As a percentage of revenues, these costs were 17.2% and 15.0%, respectively, in such periods. The increase in selling and marketing costs in absolute dollars was primarily attributable to increases in sales, marketing and customer support personnel, promotional activities and facility and office costs related to the international offices established in 1998 and 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased 42% from $5.9 million in the first half of 1998 to $8.3 million for the comparable period in 1999. As a percentage of revenues, these costs were 10.1% and 10.3%, respectively, in such periods. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase of approximately $1.0 million in expenses related to the Company's patent infringement lawsuit against Cisco Systems, Inc. (See Part II, Item 1, Legal Proceedings). In addition the increase resulted from expenses related to bad debt expense and amortization of goodwill as well as professional fees associated with recruiting and acquisition activities

     MERGER RELATED COSTS. During the second quarter of 1999, the Company incurred one-time charges for merger related costs of approximately $2.1 million in connection with the acquisition of RAScom, Inc. Merger related costs primarily relate to professional services expenses incurred in connection with the acquisition including approximately $1.0 million for investment banking advisory services and approximately $730,000 for legal and accounting fees.

     OTHER INCOME. Other income decreased 21% from $3.2 million in the first half of 1998 to $2.5 million for the comparable period in 1999. This decrease was primarily attributable to the interest expense associated with $8.2 million of acquisition-related debt issued in 1998. In addition, interest income decreased from the prior period as a result of decreases in the previous market interest rates available for the Company's invested cash and securities.

     PROVISION FOR INCOME TAXES. The Company's effective rate for Federal and State income taxes was approximately 37.6 % and 41.0 % for the first half of 1998 and 1999, respectively.

The increase is effective tax rates is primarily attributable to non-deductible merger related costs incurred during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company's principal sources of liquidity consisted its working capital of approximately $145.0 million, including cash, cash equivalents and marketable securities of approximately $114.7 million, and $15.0 million of funds available under a bank line of credit. At March 31, 1999, the Company had working capital of approximately $136.8 million and $126.4 million invested in cash, cash equivalents and marketable securities.

     Net cash provided by operations for the six months ended June 27, 1998 and June 30, 1999 totaled $11.5 million and $803,000, respectively. The decrease in 1999 was primarily the result of increases in accounts receivable and inventories. This decrease was offset by increases in profitability and the tax benefits associated with the exercise of non-qualified stock options.

     During the first half of 1999, the Company's accounts receivable increased $16.3 million from December 31, 1998. Management believes this increase is due to a number of factors including an increasing quarterly sales volume; the timing of order placements and shipments within the quarter; and an increase in sales to international customers and to network providers and other end-users. Sales to such customers typically require longer payment terms than the Company historically has extended to its established customer base. During the first six months of 1999, the Company introduced several component cards and began providing additional peripheral host-computer equipment which necessitated an increase in required inventory levels. In addition, the timing of the purchase and receipts of materials to meet expected demand contributed to this increase. The Company expects these trends to continue as it seeks to increase revenues and further expand its business internationally and with network service providers.

     Net cash provided by investing activities totaled $15.4 million for the six months ended June 27, 1998 as compared to a net use of $33.8 million for the six months ended June 30, 1999. The decrease primarily relates to an increase in the dollar amount of investments purchased in 1999 with maturity dates of ninety-one days or greater.

     In July 1999, the Company completed the acquisition of certain technology and assets. This technology included host-computer based software applications for the Excel programmable switching platforms. Consideration included cash payments of approximately $4.0 million, the issuance of promissory notes totaling approximately $7.4 million and the assumption of certain liabilities. Such notes bear interest of 8% per annum and are payable at various dates through January 2001. The Company will account for this acquisition as a purchase transaction and, accordingly, will allocate the purchase price to the fair value of assets acquired and liabilities assumed. Principal assets acquired include contract rights, property and equipment, existing technology and in-process research and development for which the Company will record a one-time charge in the third quarter. The Company is in the process of completing a valuation of the assets acquired in this transaction for purposes of purchase accounting with the assistance of an independent valuation consultant.

     The Company's existing unsecured bank line of credit arrangement was amended to extend the expiration date by 90 days to September 30, 1999. Prior to its expiration, management anticipates entering into a similar new or amended agreement. Management is presently negotiating a possible extension of this agreement and believes that such an extension will be finalized prior to the expiration of the credit agreement.

     The Company believes that available cash and investments and cash funds generated from operations will be sufficient to meet the Company's anticipated cash requirements for working capital and capital expenditures for at least the next eighteen months.

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

     The Company has instituted a program to review the Y2K compliance status of the Company's product offerings and the software and systems used in its internal business processes. Suppliers of the components that make up Excel's products, as well as service providers, are being contacted as part of the Company's Y2K assessment. In July 1998, Excel received ITAA*2000 certification from the Information Technology Association of America ("ITAA"). ITAA's review examined eleven discrete process areas deemed necessary for a successful Y2K conversion. ITAA's certification indicates that Excel meets the information technology's best software development practices for addressing the Year 2000 issue.

     The Company has integrated Y2K testing into the development process for all of its products. The Company has reviewed its entire EXS family of products. The Company believes that its entire EXS family of products is generally Y2K compliant. Accordingly, the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not affect the performance of the Company's products with respect to the ability of such products to correctly create, store, process and output information related to such date data. The Company found no discrepancies with Y2K or leap year date processing during its internal testing. Excel also believes that the PCX product line will also function properly with a host computer using DOS version 6.22 and beyond. This belief is based on an engineering review and internal test results of the PCX product line.

     The Company has also reviewed the product offerings resulting from the acquisitions of XNT and Quantum for Y2K compliance and believes they are generally Y2K compliant. Prior to being acquired by Excel, both XNT and Quantum performed their own Y2K assessment. Quantum's products use a 4-digit date code and, therefore, have no known Y2K problems. Excel received test reports from XNT indicating that XNT's NT-based ADS software (from version 5.14.98 forward) had passed their internal Y2K testing. The testing of DOS-based ADS software was completed during the second quarter of 1999. Minor issues were identified and communicated to affected customers. DOS-based ADS customers have been encouraged to migrate to the NT-based version of ADS.

     Prior to the RAScom acquisition, an internal assessment at RAScom identified that the majority of their products have no calendar or date functions and therefore have no Y2K exposure. The remaining RAScom products represent the integration of third party components. RAScom has received Y2K compliance statements for all but the high-density digital modems, which, to the best of RAScom's knowledge, have no date or calendar functions. RAScom has also run Y2K BIOS check programs against their RAServer 2100 and 2600 products, and again identified no Y2K issues. RAScom products and their related product development processes are currently being integrated into Excel's existing, ITAA-approved process for the development, test and release of products.

     Excel's programmable switches are controlled by a host computer and are typically integrated into telecommunication applications by application developers, original equipment manufacturers and system integrators or other third parties. Excel makes no representation regarding the Y2K compliance of any host equipment or application not provided by Excel.

     Through discussions with suppliers and or reviews of publicly disclosed information, Excel also believes that its primary internal information systems used to support its operations (specifically, its ERP system and common office applications) are Y2K compatible. A Norton Y2K utility has been purchased and is being used to verify that all common office and desktop applications are Y2K complaint. The Company is in the process of upgrading non-Y2K compliant servers and workstations. This upgrade process is expected to be completed during the third quarter of 1999.

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

     Because a majority of the Company's products have been sold through application developers, original equipment manufacturers and system integrators or other third parties, users of the Company's products may experience Y2K problems as a result of the integration of the Company's Y2K compliant products with non-compliant Y2K products of third party suppliers. In certain circumstances, the Company has warranted to customers that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to the ability to create, store, process and output information related to such date data. If any of these customers experience Y2K problems, such customers could assert claims for damages against the Company.

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


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Statements contained in this Quarterly Report on Form 10-Q that are not historical fact may constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Quarterly Report on Form 10-Q and other risks identified in the Company's Securities and Exchange Commission filings, including those risks identified in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, the Company's quarterly report on Form 10-Q for the three months ended March 31, 1999, the Company's report on Form 8-K, dated May 10, 1999 and filed with the Commission on May 25, 1999 and as amended by the Company's Report on Form 8-K/A, dated May 10, 1999 and filed with the Commission on July 23, 1999, and as further amended by the Company's Report on Form 8-K/A dated May 10, 1999 and filed with the Commission on July 29, 1999.

     The following discussion of the Company's risk factors should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this report and in the Company's Report on Form 8-K/A, dated May 10, 1999 and filed with the Commission on July 23, 1999 and as further amended by the Company's Report on Form 8-K/A dated May 10, 1999 and filed with the Commission on July 29, 1999. The following factors, among others, could cause actual results to differ materially from those set forth in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition:

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

RISKS RELATING TO ACQUISITIONS. In July 1999, Excel acquired certain technology and assets. In May 1999, the Company acquired RAScom, Inc. During the fourth quarter of 1998, the Company acquired Quantum Telecom Solutions, Inc. and XNT Systems, Inc. The Company may also, from time to time, pursue the acquisition of other companies, assets, products and technologies. Acquisitions involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the acquired company's existing customer and support obligations, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. Because management and the Company have limited experience in acquisitions and integrating acquired companies or technologies into its operations, it is not certain that the Company will be able to manage present and future acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

DIFFICULTY OF INTEGRATING TWO COMPANIES. In connection with the Company's recent acquisition of RAScom, Inc., the successful integration of the operations, personnel and product lines of the two companies is important to the future financial performance of the combined enterprise. The anticipated benefits of the acquisition may not be achieved unless, among other things, the operations of RAScom are successfully combined with those of the Company in a timely manner. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the revenues, financial condition and results of operations of the combined enterprise. Excel may not be able to successfully integrate RAScom and its services and products into the Company's operations. The inability of management to successfully integrate the operations of the companies could have a material adverse effect upon the business, financial condition and results of operations of the Company.

DIFFICULTY OF INTEGRATING RASCOM PRODUCT LINES. As part of its product plans following the acquisition of RAScom, Excel expects to be integrating RAScom's remote access technology with Excel's programmable switching technology for the enhanced services and wireless and infrastructure markets, as well as for small- and medium-sized Internet Service Providers. The integration by Excel of RAScom's product offerings may be costly, and result in unanticipated delays or difficulties with product integration, and require further development expenses and further expenditures for sales and marketing campaigns associated with advertising the new, complementary product offerings. There is no assurance that the RAScom research and development team can be successfully assimilated with Excel's engineering personnel, or that the RAScom engineering personnel will continue to remain at Excel following the acquisition. Excel has no assurance that its existing customers will purchase the new RAScom product lines, once integrated, or that Excel will be able to attract new customers with the added RAScom product capabilities. While management believes that RAScom's technology enhances Excel's existing product offerings and expands its addressable markets, delays or difficulties associated with this product integration or the loss of RAScom engineering personnel could have a material adverse effect on Excel's business, financial condition and results of operations.

UNCERTAINTIES RELATING TO INTEGRATION OF OPERATIONS. The Company believes that the acquisition of RAScom will result in long-term strategic benefits. However, the realization of these benefits will depend on whether management can integrate the operations of the Company and RAScom in an efficient and effective manner. Among other things, the Company must integrate the respective companies' products, technologies, distribution channels and key personnel. Furthermore, the Company must coordinate the sales, marketing and engineering, research and development efforts of RAScom. The difficulties of integrating RAScom may be increased by the need to coordinate organizations with distinct cultures and widely dispersed operations. The effective integration of the various operations will depend on the ability of the Company to attract and retain key management, sales, marketing and engineering, research and development personnel. The integration of operations following the acquisition will require significant attention of management and thus may distract attention from other day-to-day operations of the Company.

NEED TO INTEGRATE AND RETAIN KEY EMPLOYEES OF RASCOM. The successful integration of RAScom, Inc. is dependent on the retention and integration of the key management, sales, marketing, engineering and other technical employees of RAScom. Competition for qualified personnel in the industries in which the Company and RAScom compete is very intense, and competitors may use aggressive tactics to recruit key employees of the Company and RAScom during the integration phase following the acquisition which could result in the loss of key employees. The loss of these key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL TO REPLACE THE ATTRITION OF RASCOM PERSONNEL. In the period since the completion of the RAScom acquisition, some key personnel of RAScom have left. The successful integration of RAScom and its products and services depends in part on the Company's ability to attract and retain qualified individuals to replace such personnel. Competition for qualified personnel in the industries in which the Company and RAScom compete is very intense. Competitors can offer compensation packages that include equity compensation and other incentives that make it difficult for the Company to compete in hiring and retaining qualified replacement personnel. There can be no guarantee that the Company will be able to compete successfully in hiring and retaining qualified replacement personnel that will allow for the successful integration of the products, services and personnel of the two companies. Failure to hire and retain such qualified replacement personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

CONCENTRATION OF CUSTOMERS. During the three and six months ended June 30, 1999, the Company's five largest customers accounted for approximately 32% and 26%, respectively, of the Company's revenues. Although the Company's largest customers have varied from period to period and the customer base continues to broaden, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. None of the Company's customers have entered into a long-term supply agreement requiring any of them to purchase a minimum amount of product from the Company. Revenues from the Company's largest customers may significantly fluctuate period to period on both an absolute dollar basis and as a percentage of sales. It is unknown whether the Company's principal customers will continue to purchase product from the Company at current levels, if at all, or whether the Company will be able to replace such purchases with sales to other customers. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON RELATIONSHIPS WITH APPLICATION DEVELOPERS, OEMS AND SYSTEMS INTEGRATORS. The Company sells a significant amount of its products to, and maintains strategic relationships with, application developers, original equipment manufacturers and systems integrators which incorporate the Company's products into their service and product offerings. As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products. The development of an application or service for the telecommunications market can involve a substantial amount of time and expense. The delay or failure of a customer's application development program incorporating the Company's products could delay or prevent expected sales of the Company's products. The inability or cessation of customers to integrate the Company's products into their service and product offerings, product development delays by application developers and other customers, lack of market acceptance of the service and product offerings of the Company's customers or a customer's decision to market products manufactured by a competitor of the Company, or the manufacture of such products themselves, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS RELATED TO LEASE FINANCING. In March 1999, the Company entered into an arrangement with a leasing company to enable the Company's customers to finance the purchase of Excel equipment. Under the terms of this arrangement, as amended, the Company has a recourse obligation in the amount of the greater of $1,000,000 or 20% of the aggregate net book value of annual equipment sales financed. In addition, the Company has a 100% recourse obligation for contracts funded for customers with certain credit ratings, as determined by the leasing company. It is not certain that the financing alternative provided by this relationship will be on terms that are competitive with the financial offerings of the Company's competitors. It is not certain the Company will continue to offer such financing alternatives in the future. Since Excel is obligated to guarantee certain payments to the leasing company, the default by one or more customers of their payment obligations to the leasing company under this program may have a material adverse impact on the Company's business, financial condition and results of operations. In addition, such default may have an adverse impact on the Company's ability to continue to offer such alternative financing to its customers.

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

RISKS RELATED TO SALES TO END-USERS. The Company intends to increase the volume of sales to end-users over the next several periods. Although the Company's products have been distributed through indirect channels to end-users, the Company has limited experience in distributing directly to and directly supporting end-users. Sales to end-users are subject to a variety of risks, including increased costs to promote and market the products; to install and integrate products and support the customer base; increased warranty obligations and a longer sales cycle. Sales to end-users may also involve significant acceptance, performance and other milestone criteria, which may impact the timing of the revenue recognition. The installation of a complete system involves the integration of the Company's product with various third-party equipment and applications. Difficulties or delays in integration may result in delays in market acceptance and sales, diversion of development and management resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse affect on the Company's business, financial condition and results of operations.

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

MANAGEMENT OF GROWTH, HIRING OF ADDITIONAL PERSONNEL AND DEPENDENCE ON KEY PERSONNEL. The Company has experienced growth in revenues and expansion of its operations. During the previous eighteen months, the Company has established operations internationally and has completed four acquisitions of existing companies and/or assets. During this time, the number of the Company personnel has significantly increased. All of these activities have placed significant demands on the Company's management, engineering and administrative staff and facilities. The Company continues to implement additional financial and management procedures that the Company believes will address increasing demands on resources. However, the Company believes that further improvements in management and operational controls are needed, and will continue to be needed, to manage any future growth. Continued growth will also require the Company to hire more engineering, selling and marketing and administrative personnel, expand customer support capabilities, expand the infrastructure of its international operations, expand management information systems and improve its inventory management practices. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. It is not certain whether the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to support satisfactorily its customers and operations. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

     While the Company believes its current and planned facilities are adequate to meet its needs through the next 12 months, future growth may require the Company to obtain additional or alternative facilities. Due to the limited supply of suitable additional or alternative office and manufacturing space in the Cape Cod, Massachusetts area, there can be no assurance that such space can be leased or acquired without substantial required renovations. Relocation of any segment of the Company's operations may disrupt business and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the local permitting and variance procedures for the renovation or construction of buildings in the Cape Cod area is more onerous than found in metropolitan areas. Accordingly, the Company may be required to devote significant resources in the future to the permitting and renovation of additional facilities or in relocating some or all of the Company's facilities.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES. During 1999, direct sales to customers located outside of the United States accounted for approximately 10% to 30% of the Company's quarterly revenues. However, the Company sells a significant amount of its products to application developers, OEMs and systems integrators located within the United States which market products and services based on the Company's products worldwide. The Company intends to further expand its operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. Any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company's international sales increase, its revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales which typically occur during the summer months in Europe and other parts of the world. It is not certain that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH LITIGATION. The Company is currently involved in litigation with Cisco Systems, Inc. ("Cisco") where the Company has alleged infringement of certain of its patents and Cisco has filed counterclaims alleging breach of a certain confidentiality agreement and infringement of one of its patents. The litigation is in the early stages of discovery. There can be no assurance that this litigation will ultimately be resolved in favor of the Company or on terms that are favorable to the Company. The Company could incur substantial costs, product shipment delays or restrictions, and diversion of management resources in defending, pursuing and resolving these claims and counterclaims. Cisco has substantially greater financial resources to underwrite the cost of litigation and is in a better position to underwrite protracted litigation. The Company might also be subject to injunctive or other equitable relief preventing it from selling or delivering its product, or it might be required to pay substantial damages awards or enter into licensing or royalty arrangements to resolve these claims and counterclaims. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial condition.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is also being made to the disclosure in Part II, Item 7A, entitled QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates decline. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The fair market value of investment securities held at June 30, 1999 was $112.0 million, including unrealized losses of approximately $53,000. The Company's investment portfolio has not changed significantly since December 31, 1998. The weighted average interest rate of the investment portfolio at December 31, 1998 and June 30, 1999 was approximately 5.1%.

     The Company's existing debt obligations are at fixed interest rates and therefore will not be affected by changes in market interest rates. Under the Company's line-of-credit arrangement with a bank, borrowings may bear interest at either the bank's base rate or the Eurodollar rate plus 1.75%. At June 30, 1998, no amounts were outstanding under this line. Any interest which may in the future become payable on the line-of-credit will be based upon variable interest rates and will therefore be affected by changes in market interest rates.

     FOREIGN CURRENCY RISK. To date, the Company's exposure to foreign currency fluctuations has been minimal. Significantly all sales transactions are denominated in US dollars. Letters of credit are utilized when warranted. The Company funds its international operations from US dollar bank accounts on an as-needed basis and, accordingly, does not maintain a significant amount of funds in foreign currencies. Presently, the Company does not hedge foreign currency exposure for its non-US dollar denominated operating expenses as such amounts have not been material in relation to the Company's domestic operating expenses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See the disclosure contained in Part II, Item 1 entitled "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as filed with the Commission on May 18, 1999.

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c) On May 10, 1999, the Company acquired all of the outstanding capital stock of RAScom, Inc., a Delaware corporation. In connection with this acquisition, an aggregate of 1,099,940 shares of Excel's common stock, $.01 par value, (the "Common Stock") were issued in exchange for all of the outstanding capital stock and options to purchase capital stock of RAScom. The shareholders of RAScom received, in the aggregate, 1,021,187 shares of Excel's Common Stock (the "Shares") in exchange for their shares of RAScom capital stock. In addition, the option holders of RAScom received, in the aggregate, options to purchase 78,753 shares of Excel's Common Stock (the "Option Shares") in exchange for their options to purchase capital stock of RAScom.

     The Shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), set forth in Section 4(2) thereof and Rule 506 of Regulation D of the General Rules and Regulations under the Act promulgated by the Securities and Exchange Commission ("Regulation D"). After distribution and review of an investor questionnaire, the Company reasonably believes that there were less than 35 purchasers of the Shares calculated in accordance with Rules 501(e) and 502(a) of Regulation D. In connection with the issuances of the Shares, the former stockholders of RAScom made certain representations to the Company as to their investment intent and possessed a sufficient level of sophistication and access to information. The Shares are subject to restrictions on transfer absent registration under the Act or exemption therefrom.

     The Company received no proceeds from the issuance of the Shares.

     Option Shares amounting to, in the aggregate, 68,501 were registered with the Commission pursuant to a Form S-8 filed with the Commission on May 24, 1999 and a Form S-8 filed with the Commission on July 23, 1999.

     For the three month period ended June 30, 1999, Option Shares amounting to, in the aggregate, 4,759 were exercised prior to their registration. Net proceeds to the Company from such exercise, amounted to, in the aggregate approximately $17,683. The exercise price for the Option Shares ranged from $2.24 to $6.74 per share of Common Stock. The Company intends on registering these shares on a Form S-3.

     The remaining Option Shares are unregistered, and unless cancelled, upon their exercise will be converted into unregistered stock of the Registrant.

(d)  None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On May 14, 1999, the Company held its 1999 Annual Meeting of Stockholders.

(b)  At such meeting, the following nominees and current board members, Robert
P. Madonna, Christopher Stavros, Edward L. Breslow and John Loughlin, were re-elected to the Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified or until their earlier resignation or removal.

(c)  At the meeting, the stockholders of the Company voted:

     (1) To fix the number of directors at four (4) and to elect a Board of Directors to serve for the ensuing year or until their respective successors are elected and qualified or until their earlier resignation or removal. The votes cast were as follows:


                                                                       BROKER
                              VOTES      VOTES    VOTES       VOTES     NON-
                               FOR      AGAINST  WITHHELD   ABSTAINED  VOTES
                              -----     -------  --------   ---------  ------
     Edward L. Breslow      33,950,459    N/A     30,239       N/A      N/A
     John Loughlin          33,951,059    N/A     29,639       N/A      N/A
     Robert P. Madonna      33,925,959    N/A     54,739       N/A      N/A
     Christopher Stavros    33,925,659    N/A     55,039       N/A      N/A


     (2) To approve and ratify the Company's Amended and Restated 1997 Stock Option Plan (the "1997 Plan") which, among other things, (a) increases the number of shares of Common Stock available under the 1997 Plan from 3,000,000 to 5,000,000 shares, and (b) provides the opportunity for non-employee directors to participate in the 1997 Plan. The votes cast were as follows:


                                                                        BROKER
                              VOTES        VOTES    VOTES      VOTES     NON-
                               FOR        AGAINST  WITHHELD  ABSTAINED  VOTES
                              -----       -------  --------  ---------  ------
     Amended and Restated
     1997 Stock Option Plan  28,184,590  5,085,734   N/A       9,060    701,314
     Ratification


     (3) To approve and ratify the Company's Amended and Restated 1997 Non-Employee Director Stock Option Plan (the "Director Plan") which, among other things, (a) provides for the immediate termination of both the initial grant of options to purchase 30,000 shares of Common Stock upon joining the Board of Directors and the automatic grant of options to purchase an additional 15,000 shares of Common Stock on each of the following two anniversary dates thereof, and
     (b) commencing January 1, 2000, provides for the automatic grant to each non-employee director of fully vested options to purchase 1,250 shares of Common Stock once each quarter provided that such director has been a member of the Board for at least one year. The votes cast were as follows:


                                                                        BROKER
                              VOTES        VOTES    VOTES      VOTES     NON-
                               FOR        AGAINST  WITHHELD  ABSTAINED  VOTES
                              -----       -------  --------  ---------  ------
     Amended and Restated
     1997 Non-Employee
     Director Stock Option   33,696,420   272,708    N/A      11,570     N/A
     Plan Ratification


     (4) To ratify the selection of Arthur Andersen LLP, as independent auditors for the fiscal year ending December 31, 1999. The votes cast were as follows:


                                                                        BROKER
                              VOTES        VOTES    VOTES      VOTES     NON-
                               FOR        AGAINST  WITHHELD  ABSTAINED  VOTES
                              -----       -------  --------  ---------  ------

     Arthur Andersen LLP    33,965,677    11,651     N/A       3,370     N/A
     Ratification


(d)  N/A


ITEM 5.   OTHER INFORMATION

          None



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    No.   Description
    ---   -----------

    2.1 Agreement and Plan of Merger and Reorganization dated as of April 15, 1999, by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., the shareholders of RAScom, Inc. and Mark B. Galvin as Indemnification Representative (filed as Exhibit 2.1 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    2.2 Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of May 7, 1999, by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., those shareholders of RAScom, Inc. that are signatories thereto, and Mark B. Galvin as Indemnification Representative (filed as Exhibit 2.2 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    3.1 Restated Articles of Organization of the Registrant (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form
          S-1 (Registration No. 333-35791) and incorporated herein by reference).

    3.2 Restated By-Laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).

    4.1 Escrow Agreement dated as of May 10, 1999, by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., State Street Bank and Trust Company, the shareholders of RAScom, Inc. and Mark B. Galvin as Indemnification Representative (previously filed as Exhibit 4.1 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    4.2 Side Letter Agreement dated as of May 10, 1999 by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., State Street Bank and Trust Company and Mark B. Galvin as Indemnification Representative (previously filed as Exhibit 4.2 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    4.3 Registration Rights Agreement, dated as of May 10, 1999, between the shareholders of RAScom that are signatories thereto and Excel Switching Corporation (previously filed as Exhibit 4.3 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    10.9 Amendment No. 2 to Loan Agreement with BankBoston, N.A. dated June 29, 1999 (filed herewith).

    10.10 Amendment No. 1 dated as of July 9, 1999 to Vendor Program Agreement dated as of March 30, 1999 with NationsCredit Commercial Corporation (filed herewith).

    27    Financial Data Schedule (EDGAR) (filed herewith).

(b)  Reports on Form 8-K

     1) Current Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 which details the acquisition of RAScom, Inc. completed on May 10, 1999.

     2) Amendment No. 1 to the Current Report on Form 8-K dated May 10, 1999 and filed with the Commission on Form 8-K/A on July 23, 1999. This report contains the Consolidated Financial Statements of RAScom, Inc. and Subsidiary as of December 31, 1998; the unaudited the Consolidated Financial Statements of RAScom, Inc. and Subsidiary as of March 31, 1999; the Supplemental Consolidated Financial Statements of Excel Switching Corporation as of December 27, 1997 and December 31, 1998; and the unaudited Supplemental Consolidated Financial Statements of Excel Switching Corporation as of March 31, 1999. These Supplemental Consolidated
     Financial Statements of Excel reflect the combined operations of Excel and RAScom as if the two entities had operated as one since inception.

     3) Amendment No. 2 to the Current Report on Form 8-K dated May 10, 1999 and filed with the Commission on Form 8-K/A on July 29, 1999. This report contains the Unaudited Supplemental Quarterly Consolidated Statements of Income for Excel Switching Corporation for each of the four fiscal quarters for the fiscal year ended December 31, 1998. These unaudited Quarterly Consolidated Statements of Income reflect the combined operations of Excel and RAScom as if the two entities had operated as one since inception.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Excel Switching Corporation
                                          (Registrant)



Dated:   August 16, 1999           /S/ ROBERT P. MADONNA
                                   ---------------------
                                   Robert P. Madonna
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)


Dated:   August 16, 1999           /S/ STEPHEN S. GALLIKER
                                   -----------------------
                                   Stephen S. Galliker
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                  EXHIBIT INDEX


    No.    Description
    ---    -----------

    2.1 Agreement and Plan of Merger and Reorganization dated as of April 15, 1999, by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., the shareholders of RAScom, Inc. and Mark B. Galvin as Indemnification Representative (filed as Exhibit 2.1 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    2.2 Amendment No. 1 to the Agreement and Plan of Merger and Reorganization dated as of May 7, 1999, by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., those shareholders of RAScom, Inc. that are signatories thereto, and Mark B. Galvin as Indemnification Representative (filed as Exhibit 2.2 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    3.1 Restated Articles of Organization of the Registrant (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form
          S-1 (Registration No. 333-35791) and incorporated herein by reference).

    3.2 Restated By-Laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K on March 31, 1999 and incorporated herein by reference).

    4.1 Escrow Agreement dated as of May 10, 1999, by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., State Street Bank and Trust Company, the shareholders of RAScom, Inc. and Mark B. Galvin as Indemnification Representative (previously filed as Exhibit 4.1 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    4.2 Side Letter Agreement dated as of May 10, 1999 by and among Excel Switching Corporation, Racepoint Acquisition Corp., RAScom, Inc., State Street Bank and Trust Company and Mark B. Galvin as Indemnification Representative (previously filed as Exhibit 4.2 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    4.3 Registration Rights Agreement, dated as of May 10, 1999, between the shareholders of RAScom that are signatories thereto and Excel Switching Corporation (previously filed as Exhibit 4.3 to the original Report on Form 8-K dated May 10, 1999 and filed with the Commission on May 25, 1999 and hereby incorporated by reference).

    10.9 Amendment No. 2 to Loan Agreement with BankBoston, N.A. dated June 29, 1999 (filed herewith).

    10.10 Amendment No. 1 dated as of July 9, 1999 to Vendor Program Agreement dated as of March 30, 1999 with NationsCredit Commercial Corporation (filed herewith).

     27   Financial Data Schedule (EDGAR) (filed herewith).